Form 10KSB40
period 1999-12-31
ENTRADA SOFTWARE INC
filed 2000-02-15
CIK 1100871

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

    For the transition period from _________________ to _________________

                         Commission file number: 0-28471


                             ENTRADA SOFTWARE, INC.
                 (Name of small business issuer in its charter)

          Nevada                                                 86-0968364
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

  7825 E. Gelding Dr., Suite 102                                    85260
       Scottsdale, Arizona                                        (Zip Code)
(Address of principal executive offices)

                                 (480) 607-3535
                            Issuer's telephone number

       Securities registered under Section 12(b) of the Exchange Act: NONE

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                          Common stock, $.001 par value
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's revenues for the year ended December 31, 1999 were $47,209.

     The aggregate market value at December 31, 1999 of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately $386,324.

     The number of shares outstanding of the registrant's common equity as of February 9, 2000 was 6,905,947.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I

         Except for historical information contained herein, this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Entrada Software Inc. ("Entrada") intends that such forward-looking statements be subject to the safe harbors created by these statutes to the extent they apply.

         Wherever possible, we have identified these forward-looking statements by words such as "anticipates," "believes," "estimates," "expects," "intends" and similar expressions. Forward-looking statements involve risks and uncertainties and include, but are not limited to, statements of future events and Entrada's plans and expectations. Our actual results may differ materially from such statements.

         Although we believe that the assumptions underlying the forward-looking statements herein are reasonable, any of the assumptions could prove inaccurate. There can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by Entrada or any other person that the future events, plans or expectations contemplated by Entrada will be achieved.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         Entrada has developed and recently commenced active marketing of the Kinnosa suite of "product content" software. Kinnosa is an enterprise-class software product specifically designed for management of the manufacturing process. Kinnosa is targeted to large manufacturing companies and is designed to be compatible with legacy software and hardware. We believe Kinnosa to be a new category of software in that it is "product-centric," meaning that it focuses on the product being manufactured instead of the manufacturing business segments such as procurement, accounting or engineering. Kinnosa can deliver complete product content information to manufacturers and their suppliers and customers. This information can be delivered by Intranet or Internet which enables Kinnosa users to continuously obtain control and analysis information internally and from their customers and suppliers. This information is globally integrated from engineering, manufacturing and customer data systems developed during the history of a Kinnosa managed product.

         Kinnosa has been successfully deployed at Motorola for two years. Kinnosa enabled Motorola's Satellite Communications Group to successfully track and manage the configuration and status of the more than 80,000 parts in each of the sixty-six Iridium(TM) communications satellites.

         We believe Kinnosa will enable manufacturers to shorten product development times, introduce and manage product changes more effectively, integrate product information with suppliers, and configure products to customer needs. Kinnosa accomplishes these advantages through its product-centric view which tracks the manufactured product's complete life history. We believe this view is unprecedented and is not available through any other existing packaged software application. With use of the Internet and portal technology, Kinnosa can deliver critical and timely information directly to company users, partners, suppliers and even to customers.

         Kinnosa provides analyses and permits decisions to be made throughout the product development process - from supplier to customer. This enhances repeatable engineering designs, product manufacture-ability and product quality, resulting in a reduction of the manufacturing time cycle.

         An important part of our growth strategy is to become an application service provider. We can offer all of Kinnosa's capabilities, on a per user basis, through the Internet. We believe this strategy will become an important revenue source as manufacturers install Kinnosa, and then require their suppliers to have the same capabilities.

         We believe the Kinnosa suite to be highly functional and that its acceptance will enable us to meet our business objectives. However, Kinnosa is a relatively new product that has only been deployed in one application setting, the manufacture of the Iridium(TM) satellite. Entrada is an early stage company with no meaningful operating history. Our ability to raise additional capital and to successfully market and support our Kinnosa product will be critical to our success.

ORGANIZATION, HISTORY AND DEVELOPMENT

         Entrada was incorporated in Nevada in August 1999 as a wholly owned subsidiary of The Rotherwood Group, Inc. ("TRG"), a non-trading public company seeking acquisitions. Effective September 1, 1999, TRG was merged into Entrada solely to adopt the new Entrada name and to change the state of incorporation from Arizona to Nevada.

         TRG was incorporated in Arizona in June 1990 as Benchmark Associates, Inc. ("BAI"). BAI was formed to continue the software development and distribution of a business software product suite it had acquired from ShareData Inc. ("SDI"). SDI sold these rights to BAI for cash and notes. In August 1991, SDI and BAI settled the note obligation, then in default, by SDI taking control of BAI and eventually converting the note obligation into approximately 93% of BAI's outstanding common stock.

         In December 1993, SDI filed for protection under Chapter 11 of the Bankruptcy Code. As part of SDI's Plan of Reorganization, certain shares of BAI's common stock (representing approximately 9%) and warrants to purchase shares of BAI common stock were distributed to approximately 300 creditors and claimants of SDI. The distribution of these securities was exempt from registration pursuant to Section 145 of the Bankruptcy Code. Upon confirmation of SDI's Plan of Reorganization by the Bankruptcy Court in December 1995, BAI become a non-trading public company with approximately 325 shareholders. BAI had essentially no operations and was continually seeking acquisitions since 1995. BAI changed its name to TRG in January 1998.

         On September 1, 1999, TRG acquired all the outstanding stock of CIMsoft in exchange for 5,000,008 shares of TRG common stock. CIMsoft became a wholly owned subsidiary of TRG. CIMsoft was incorporated in Delaware in 1998 to acquire and market the Kinnosa product line, and commenced limited operations in May 1999. As a result of TRG's acquisition of CIMsoft, the former CIMsoft stockholders held approximately 77% of TRG's common stock. For financial accounting purposes, the acquisition was treated as a recapitalization of CIMsoft, with CIMsoft as the acquirer. On December 15, 1999, CIMsoft merged into Entrada and the company now operates as a Nevada corporation under the name Entrada Software, Inc.

THE MARKET

         Manufacturing is a critical component of the world economy and has increasingly become more information intensive and technology oriented in recent times. According to a September 1997 report by International Data Corp. ("IDC") the manufacturing sector accounts for 26% of the world's software applications market, which would result in over $11 billion of software sales annually in the United States alone. In a January 1998 report IDC predicted the manufacturing software market to double by 2001.

         Of the two component sectors in manufacturing - discrete and process - we will target our sales effects to the discrete manufacturing market. Discrete manufacturing is generally the production of products (such as automobiles, airplanes and home appliances). The discrete manufacturing software market is presently a $6.9 billion annual market in the United States according to the U.S. Department of Commerce 1998 U.S. Industry and Trade Outlook Forecast. The segments of this market we are initially targeting as potential customers are the commercial aerospace, transportation and high-technology manufacturing segments. Within these market segments we have identified some 3,350 companies in the United States that meet our criteria for potential customers.

THE KINNOSA PRODUCT SUITE

         Kinnosa is a powerful enterprise-class software application that continuously and directly delivers control and analysis information to manufacturers and their customers and suppliers. This information is integrated from all engineering, manufacturing, and customer data systems developed during the complete history of a product. At the center of Kinnosa is a product information depository, the contents of which carry the complete description of a product, including early concept studies, design and engineering data, detailed manufacturing and assembly history, customer service, maintenance and support information. This product content data is stored in a universal format that facilitates quick integration with the source systems, regardless of location. This depository is bi-directional, in that it can receive and distribute product information with these other systems.

         Kinnosa creates a product-centric information view of all product data. This means that all data related to a specific product, from conception through the manufacturing process and to customer use, is available from one source. We believe this view is unprecedented, and is not available through any existing packaged applications, which deal primarily with processes or document management.

         Kinnosa is also an Internet-enabled software application. Its application logic is modular, written in Java and delivered through portal technology tailored specifically for integration with both customers and suppliers through the Internet. Its application modules provide analysis, reporting and a current display of product definitions, configuration history, planned changes, obsolete inventory, product upgrades, spare parts requirements and product traceability. Portal technology permits the proactive delivery of targeted and complete product content - including structured database information, web pages, documents, notes and other pertinent information - seamlessly through a standard web browser. Kinnosa's modular architecture contains integration components that connect industry-standard design, engineering, manufacturing, distribution and support systems. Kinnosa is built on an open software framework that assembles product data from systems worldwide in order to deliver complete and targeted product information. Kinnosa is presently available with off-the-shelf connectivity to selected Product Data Management, Shop Floor and other information systems. Integration with leading Enterprise Resource Management, Customer Relationship Management and other systems is planned for future releases.

MARKET POSITIONING AND STRATEGY

         Our strategy is based on the assumption that for manufacturers to remain competitive, and in some cases, to survive in the global economy, their products must get to market faster. This requires increased agility that enables significantly shorter design and development times, in conjunction with higher product quality and lower costs. Manufacturers invest heavily in enterprise applications to address these needs. We believe Kinnosa fills critical needs not addressed by other software applications.

         Our products are in the emerging Product Content Management market. The Kinnosa product suite is a solution for manufacturers who want to improve their ability to manage product content information across the product life cycle - from conception to customer use. Kinnosa is targeted to manufacturers that need to track product designs, configurations, development status and engineering changes, and perform analyses on the complete life history of their products.

         In  addition,   Kinnosa  is  an   e-business   application,   providing
information,   through  portal  technology  and  the  Internet,  based  on  data integrated from manufacturers, suppliers, and customers.

         Kinnosa is a business solution. The target customers are product development or operations managers in large companies, and operations executives in smaller companies. Because Kinnosa provides value across the entire product life cycle, we believe that it will appeal to any functional point in the business, including marketing, engineering, procurement, manufacturing and support.

         Initial penetration into the targeted market will consist of a combination of strategic partnerships and direct sales. The main marketing strategies will be personal introductions, market awareness, references, conferences and symposia, and direct mail. In cases of strategic importance, special promotions and offers may be used to gain entry into a targeted account. We will conduct demonstrations and seminars to broaden product interest and maximize account coverage.

SERVICES DESCRIPTION

         In order to provide complete and comprehensive solutions, we intend to compliment our products with a complete suite of professional education, training, implementation, and support services. These services include product-specific training, installations, custom development and integration, maintenance and product support.

         In addition, we will offer complete Kinnosa solutions as a service. Through our applications service provider model, we will provide total product capabilities on a per-seat basis. We believe that this turnkey service will allow us to introduce Kinnosa to most potential customers, regardless of size, budget or technology capabilities.

BUSINESS STRATEGIES

         We intend to combine the existing product suite, Kinnosa, with solution sales to high technology, transportation and commercial aerospace manufacturers. The Kinnosa products are ready for market, and sales efforts commenced at the end of the fourth quarter of 1999. Direct and indirect sales and services, in both domestic and international markets, are expected to comprise most of our revenues. Also, as larger companies already selling in this market realize the benefits of Kinnosa, we expect to receive partnership opportunities, which we will evaluate.

         We will operate as both a software and services company. At first, we intend to sell solutions directly to customers in the advanced technology manufacturing market segment. We will also attempt to develop partner relationships with consulting firms specializing in providing software and support solutions for their manufacturing customers. We also expect to sell our products and services through value-added resellers, also known as VARs.

         We expect to offer our applications, and deliver Kinnosa functionality, to customers as an application service provider. We believe that this is an important way for manufacturers to obtain an integration and distribution of product history information with suppliers and customers, who can access Kinnosa seamlessly through Internet web portals. We plan to offer this service for a monthly fee per user.

PRICING STRATEGY

         We price Kinnosa products according to the capabilities the customer needs and the number of users accessing the system. The software modules are separated into three groups: the Kinnosa core, application modules, and connectivity to data sources. User licensing is tiered into three classes: workgroup-class (up to 30 users), division-class (up to 100 users) and enterprise-class (up to 400 users). Special bundling and pricing will be available for some customers for volume purchase agreements in excess of 400 users. Early payment terms, leasing and other financing programs will be offered to customers as well. In addition, per-user licensing is available through our application service provider program.

         Kinnosa is a fully scalable solution. A customer may begin at a workgroup level and scale up to a division or even enterprise level over time. The Kinnosa product suite will grow as the customer's requirements grow.

         We price our professional services on an hourly basis. These services are tiered by experience and capability into two levels - consultant and senior consultant. Education and training services are priced based on standard course curricula.

         Our sales approach will place professional services consultants at a customer's site early in the process to facilitate the customer's shift to the product-centric view of their business. This strategy will also enable us to effectively scope and position the implementation and integration of the Kinnosa product.

GROWTH STRATEGY

         Kinnosa sales are expected to commence with larger customer accounts, usually at a workgroup level. We believe that reference sales between divisions and departments of an enterprise will increase sales to the division and enterprise levels. Strategic alliances with consultants and VARs should add license revenues in the future. In our second year of operations (2001), we expect to have international marketing efforts in support of our customers' overseas divisions and affiliates. Consideration will also be given to growth through the acquisition of, or affiliation with, competitors or companies that have related products.

STRATEGIC ALLIANCES

         The initial approach for taking Kinnosa to market involves a two-prong effort using direct sales and system integrators. We believe that the multi-vendor partnerships that exist in the industry today have failed to resolve the dilemma of users when choosing to buy the best product available, or dealing with a single vendor. Forrester Research observes that a new form of systems integrator, called portfolio assembler, is emerging to sell, implement and support pre-integrated sets of multi-vendor applications. We will pursue alliances with systems integrators who are firmly committed in this direction.

PROPRIETARY POSITION

         We rely upon copyright, trademark and contractual law to continue to protect our ownership and proprietary rights to our products. Copyright protection is in place, and patent applications are being considered, and will be filed when appropriate. We enter into confidentiality and non-disclosure agreements with our employees, consultants and others. We also control access to our confidential information.

PRODUCT DEVELOPMENT

         Kinnosa is a functional product suite today, and has been operating in a mission critical product application at a customer's manufacturing facility since 1998. The current product as installed has full functionality and is ready to be delivered to additional customers in our targeted markets.

         Our near-term product development plan is to incorporate portal technology into the applications architecture and convert all residual X-windows and Java interfaces to operate in the portal environment. We expect to be continuously upgrading and expanding our products, with additional components and connectivity packages ready for release within one year.

COMPETITION

         As an enabling enterprise application for an entire business operation, Kinnosa crosses several vertical software markets. We believe that our products are complementary to each type of potential competitor. However, due to the infancy of the product content management market, potential customers will perceive that our products compete in some way with each type of information technology provider listed below. Manufacturing software vendors have traditionally created product functionally around business processes like engineering, manufacturing and purchasing. As a result of this positioning, competition can come from several other products, depending on the customer.

         PRODUCT DATA MANAGEMEN (PDM) VENDORS. Our most significant competition will come from the PDM vendors. Their products are essentially document management and workflow applications which they market as complete PDM solutions. We believe these vendors have difficulty handling complete product life cycle data, and utilize a document-centric approach to managing product change. We expect to successfully compete with PDM vendors in areas of product data management by offering superior functionality.

         ENTERPRISE DATA WAREHOUSING VENDORS. Some competition will also come from data warehouse applications vendors. Many of these vendors have announced plans to deliver data warehouse packaged solutions for their enterprise software. These companies could be formidable competitors, but are in the early stages of bringing these products to market. We expect to be able to compete successfully with these companies by enriching data with manufacturing business content, and by making relevant information available to all users through portals.

         INTERNET SUPPLY CHAIN VENDORS. Competition will also come from the Internet Supply Chain Management (SCM) vendors. They provide an integrated approach for planning and controlling the flow of products and information through a distribution channel from suppliers to end-users. Products from these vendors are new to the market. We do not intend to compete directly with the SCM vendors, but to become complimentary. We believe our product-centric data store and connectivity capabilities can provide useful information and connectivity for these systems.

FACTORS AFFECTING FUTURE PERFORMANCE

         WE HAVE NO RELEVANT OPERATING HISTORY MAKING IT DIFFICULT TO EVALUATE OUR BUSINESS. We commenced our current operations through the acquisition CIMsoft in September 1999. CIMsoft has been in business only since May, 1999. Entrada had a loss of $286,769 for the year ended December 31, 1999. Future losses are likely to occur. We can give no assurances that our business plan will be successful or that we will achieve or be able to maintain profitability.

         WE ARE DEPENDENT UPON OUR ABILITY TO RAISE CAPITAL. We have received limited financing to date and current revenues will be insufficient to fund the increase in the our operations necessary for us to start selling, installing and servicing our primary product line. While we are actively seeking additional investment capital, we may not be successful in attracting additional capital at favorable rates, or at all. We may not be able to generate sufficient revenues from our operations to continue our business. If we are unable to raise additional capital, our operations will be negatively impacted.

         WE EXPECT RAPID GROWTH, RESULTING IN SIGNIFICANT MANAGEMENT CHALLENGES. We anticipate very rapid growth in our operations over the next twelve months. This growth will place significant pressure on limited resources and infrastructure. We may not be able to effectively manage this growth. Although we believe we will have the management and resources to achieve our business model, our success will depend upon our ability to effectively manage our growth. We must implement and improve our operational, administrative and financial systems and controls, and train and manage our employees. If we are unable to manage our growth effectively, our business reputation, results of operations and financial condition could be harmed.

         OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT. We essentially restarted our operations through the acquisition of CIMsoft in September 1999. We will encounter numerous risks and difficulties faced by early stage companies in the rapidly developing enterprise software markets, and we may not be successful in addressing these risks. Our business strategy may not be successful. As a result of our limited operating history, it is difficult to accurately forecast future operations and plan operating expenses. As a result, we may be unable to timely adjust spending to compensate for any unexpected revenue shortfall. This inability could cause profitability to be adversely affected.

         WE ARE IN A HIGHLY COMPETITIVE BUSINESS. Within our identified market space are large, well-established and well-known companies that have substantially greater financial, technological, promotional and other resources than we have. We may not be able to compete effectively in this marketplace.

         INTELLECTUAL PROPERTY CLAIMS COULD BE EXPENSIVE AND RESULT IN LOSS OF RIGHTS. Our property rights to our software products are our primary asset. We plan to protect and enforce our ownership and proprietary rights to our products through copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements and licensing/usage contracts with our customers and employees. However, these protections may not prevent competitors from developing similar software that may have more customer acceptance than our software. While we do not believe that our software products infringe on the intellectual property rights of third parties, infringement claims may be made. We may not have sufficient resources to sustain or defend lengthy legal actions regarding our intellectual property.

         WE EXPECT TO RELY UPON A LIMITED NUMBER OF CUSTOMERS AND THE LOSS OF A MAJOR CUSTOMER COULD ADVERSELY AFFECT REVENUE. Our business model for the next several years is based on a relatively small number of sales to a few large customers. If any one sale does not occur, or if sales to any one customer are less than expected, our expected operations will be materially affected, if alternative sources of revenue are not found.

         WE ARE DEPENDENT UPON CUSTOMER ACCEPTANCE OF OUR PRODUCTS. We have limited sales of our products to date, and are entering a market that has numerous competitive products. Our ability to meet our business plan and projections is dependent on our ability to convince prospective customers that our products are superior to competing products and that we can successfully deliver and service our products. Our ability to successfully implement our business plan is also dependent on meeting our expected sales cycle. If our sales cycle is longer than expected, this will have an adverse effect upon our projected cash flow and operations.

         OUR MARKET IS SUBJECT TO RAPID CHANGES AND NEW PRODUCTS. The computer software industry is characterized by rapid change, frequent new product introductions, changing customer demands, evolving standards, and many other uncontrollable and unforeseeable trends and changes. Our future success will greatly depend upon our ability to timely and effectively address changes affecting our industry. Failure to effectively respond to these changes could materially and adversely effect our operations and profitability.

         THE LOSS OF SERVICES OF ONE OR MORE OF OUR KEY PERSONNEL COULD HARM OUR OPERATIONS. We believe our current management resources will enable us to succeed as planned. However, the loss of one or more of our current officers or key employees could severely and negatively impact our operations. Future success depends on the ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain key employees, or to attract and keep additional highly qualified employees in the future.

         EXISTING MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER ENTRADA. A small number of stockholders, who comprise our executive management, controls Entrada. These stockholders, when acting together, can elect or otherwise designate all members of our Board of Directors. This control by management is expected to continue into the future.

         OUR STOCK IS NOT YET TRADED AND COULD BE SUBJECT TO EXTREME VOLATILITY. While a potential market maker has applied to the NASD to establish a market in our stock, our stock is not yet traded on any established market or exchange, and may never be actively traded. If an active market in our common stock does not develop or continue, holders of our common stock may be unable to readily liquidate their investment. If a market does develop, it is anticipated that it will initially be in the over-the-counter market that is characterized by low volume trading, high volatility and large spreads between bid and ask prices. A significant amount of common stock coming on the market at any one time could cause the stock to decline in price. If a market is established, it is likely to be highly volatile.

ITEM 2. DESCRIPTION OF PROPERTY

         We currently lease a 2,700 square foot facility located in an industrial/commercial park in Scottsdale, Arizona. The lease on the facility is for a term through August 2002, and the annual rental is approximately $53,000. We anticipate acquiring additional facilities for expansion before the end of the current lease term.

ITEM 3. LEGAL PROCEEDINGS

         We are not involved in any litigation, nor are we aware of any potential or threatened litigation, or any asserted claims that may result in litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RECENT SALES OF UNREGISTERED SECURITIES

         In January and February, 2000, investors exercised warrants for the purchase of approximately 163,000 shares of common stock at $1.50 per share, from which Entrada realized $245,000 in new funds.

MARKET FOR COMMON STOCK

         Our common stock is not yet traded on any established market or exchange. A market maker has applied for qualification to trade our stock on the OTC Bulletin Board. At December 31, 1999, there were approximately 230 Entrada shareholders.

DIVIDEND POLICY

         We have never declared or paid a dividend on our common stock, and we do not intend to pay dividends in the foreseeable future. We are required to accrue a 10% ($0.10 per share) cumulative annual dividend for each share of Series A preferred stock outstanding. This dividend is payable only when declared by the Board of Directors, and must be paid before any dividends on common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

         Terry L. Simpson, one of CIMsoft's founders and now a major shareholder of Entrada, began working on the Kinnosa software product, then known as CIMbase, in 1990. Between 1993 and 1996, he completed development of Kinnosa and installed the product in several locations as beta sites. In 1996, he joined Sybase, Inc. in order to sell the Kinnosa product to Motorola, Inc. With the support of Sybase, in 1997 the Kinnosa product was installed at Motorola's Satellite Communications Group to assist Motorola in producing Iridium TM SATELLITES.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

         The following discussion provides information that we believe will help you understand our financial statements, and should be read along with these financial statements and related notes. The following discussion also contains forward-looking information. Actual results will likely be different than projected results due to many factors.

         Our operations commenced on a limited basis in May 1999. The year ended December 31, 1999 includes the operations of CIMsoft through the date of merger, and the operations of Entrada Software for the remaining period. CIMsoft had minimal operations prior to the merger, and continued operations under TRG after the acquisition. We generated $47,209 of consulting revenue for the period. Our planned sales of Kinnosa software products had not commenced as of December 31, 1999. Of the $337,864 of operating expenses for the period, approximately $244,000 was related to salaries and other personnel expenses, and the remainder of $93,864 was for occupancy, administrative and other costs. We had a net loss of $286,769 for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESERVES

         Since the beginning of operations in May 1999, we had minimal revenues and generated no significant working capital. Prior to the acquisition of CIMsoft by Entrada, CIMsoft raised $307,500 from the sale of its common stock. In connection with the acquisition of CIMsoft, Aztore Holdings, Inc. purchased $150,000 of our Series A Preferred Stock. This combined equity capital of $463,500 was used to establish our corporate headquarters, pay the costs of the merger, and fund the operating deficit for the year.

         Subsequent to year-end, investors exercised warrants for the purchase of approximately 163,000 shares of common stock at $1.50 per share, from which Entrada realized $245,000 in new funds.

PLAN OF OPERATIONS FOR FISCAL YEAR 2000

         We believe that working capital at December 31, 1999, plus the funds received from the subsequent warrant exercise, will be sufficient to fund our operations until April 30, 2000. During this period, we plan to hire up to 15 additional employees, and spend significant amounts on our marketing program. Because planned sales will not generate any significant cash flow before March 2000, we believe we will have to raise $1 million to $1.5 million in additional funds in order to execute our business plan.

         If we are able to raise the additional funds, we believe that we will have sufficient working capital to reach a level of operations that will generate a positive cash flow in 2000. Our operating plan for 2000 projects $3.3 million in revenue, which should generate both earnings and positive cash flow for the year. Upon receiving any additional funding, we will hire the additional personnel and complete our marketing activities necessary if we are to meet our business plan.

YEAR 2000 "Y2K" CONSIDERATIONS

         We had previously addressed possible remedial efforts in connection with computer software that could be affected by the Year 2000 "Y2K" problem. We reviewed all equipment in our business and determined that all critical systems were Y2K compliant, including the telephone system and computer software. We incurred no expense to bring systems into compliance, and experienced no events that had any impact on our business.

         Since January 1, 2000 all our systems have functioned normally. Other entities with which we transact business have experienced no Y2K problems that affected our business. If these companies should experience serious Y2K events in the future, it is possible that our business could be adversely affected.

ITEM 7. FINANCIAL STATEMENTS

                                      INDEX

Report of Independent Public Accountants.................................... 13

Balance sheet at December 31, 1999.......................................... 14

Statement of Operations for the year ended December 31, 1999................ 15

Statement of Cash Flows for the year ended December 31, 1999................ 16

Statement of Stockholders' Equity for year ended December 31, 1999.......... 17

Notes to the Financial Statements........................................... 18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of Entrada Software, Inc.

We have audited the accompanying balance sheet of Entrada Software, Inc. (a Nevada corporation; the "Company") as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entrada Software, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has just commenced operations, had a loss of $286,000 for the year ended December 31, 1999 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


KING, WEBER & ASSOCIATES, P.C.
Tempe, Arizona
January 17, 2000

                             ENTRADA SOFTWARE, INC.

================================================================================
                                  BALANCE SHEET
                                DECEMBER 31, 1999

                                        ASSETS
Current assets
 Cash and cash equivalents                                            $ 211,088
 Prepaid expenses and deposits                                           10,312
                                                                      ---------
      Total current assets                                              221,400
                                                                      ---------

Furniture, fixtures and equipment                                        37,716
Less accumulated depreciation                                            (1,713)
                                                                      ---------
      Net furniture, fixtures and equipment                              36,003
                                                                      ---------

Deposits                                                                 16,090
Intellectual property, net of accumulated amortization of $260            7,600
                                                                      ---------
      Total assets                                                    $ 281,093
                                                                      =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                                $  29,871
 Deferred revenue                                                        23,334
 Note payable to officer                                                 49,100
                                                                      ---------
      Total current liabilities                                         102,305
                                                                      ---------

Other liabilities                                                         5,794
                                                                      ---------
      Total liabilities                                                 108,099
                                                                      ---------
Commitments

Stockholders' equity
 Serial preferred stock, $.001 par value; authorized
   5,000,000 shares Series A convertible preferred stock,
   $.001 par value; $1.00 liquidation preference, 250,000
   shares authorized, issued and outstanding                                250
 Common stock; $.001 par value, authorized 70,000,000
   shares, 6,730,180 shares issued and outstanding                        6,730
 Paid in capital                                                        456,520
 Accumulated deficit                                                   (290,506)
                                                                      ---------
      Total stockholders' equity                                        172,994
                                                                      ---------
      Total liabilities and stockholders' equity                      $ 281,093
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.

================================================================================
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999




Sales                                                               $    47,209
Selling, general and administrative expenses                            337,864
                                                                    -----------
       Loss from operations                                            (290,665)
                                                                    -----------
Other income (expense)
  Interest expense                                                       (1,852)
  Interest income                                                         5,738
                                                                    -----------
       Total other income                                                 3,886
                                                                    -----------

       Net loss                                                     $  (286,769)
                                                                    ===========
Loss per common share
  Basic                                                             $      (.05)
                                                                    ===========
  Diluted                                                           $      (.05)
                                                                    ===========
Weighted average number of common shares outstanding
  Basic                                                               5,338,998
                                                                    ===========
  Diluted                                                             5,338,998
                                                                    ===========




   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.

================================================================================
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999


Cash flows from operating activities:
 Net loss                                                             $(286,769)
 Adjustments to reconcile loss to net cash
  used in operating activities:
  Depreciation and amortization                                           1,973
 Changes in assets and liabilities:
  Accrued consulting fees converted to a note payable                    49,100
  Prepaid expenses and deposits                                         (26,402)
  Deferred revenue                                                       23,334
  Payables, accruals and other liabilities                               31,928
                                                                      ---------
       Net cash used in operating activities                           (206,836)
                                                                      ---------
Cash flows from financing activities:
  Sale of common stock                                                  309,600
  Sale of Series A preferred stock                                      150,000
                                                                      ---------

       Net cash provided by financing activities                        459,600
                                                                      ---------
Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment                         (37,716)
  Cash paid for intangible assets                                        (3,960)
                                                                      ---------
       Net cash used in investing activities                            (41,676)
                                                                      ---------

Net increase in cash                                                    211,088
Cash, beginning of period                                                    --
                                                                      ---------
Cash, end of period                                                   $ 211,088
                                                                      =========
Supplemental disclosure of non-cash investing activities:
  Stock issued in exchange for technology                             $   3,900
                                                                      =========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                              $   1,852
                                                                      =========


   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.

================================================================================
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                       SERIES A
                                COMMON STOCK        PREFERRED STOCK
                             -------------------   ------------------   PAID IN    ACCUMULATED  STOCKHOLDERS'
                             SHARES       AMOUNT   SHARES      AMOUNT   CAPITAL      DEFICIT       EQUITY
                             ------       ------   ------      ------   -------      -------       ------
January 1, 1999                    --         --        --       --           --          --            --

Sale of preferred stock            --         --   150,000     $150     $149,850          --     $ 150,000

Sale of common stock        5,400,008     $5,400        --       --      308,100          --       313,500

Recapitalization as a
 result of merger           1,330,172      1,330   100,000      100       (1,430)         --            --

Accrued dividends                  --         --        --       --           --      (3,737)       (3,737)

Net loss                           --         --        --       --           --    (286,769)     (286,769)
                            ---------     ------   -------     ----     --------   ---------     ---------
December 31, 1999           6,730,180     $6,730   250,000     $250     $456,520   $(290,506)    $ 172,994
                            =========     ======   =======     ====     ========   =========     =========


   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.

================================================================================
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


(1) ORGANIZATION AND OPERATIONS:

BACKGROUND AND CURRENT OPERATIONS

         Entrada Software, Inc. (a Nevada corporation, the "Company") was incorporated in Delaware on May 7, 1998 as CIMsoft, Inc., and commenced limited operations in 1999. The Company had no operations in 1998. The Company has developed and currently markets software which tracks product content information for manufacturers and their suppliers and customers. The Company's software enables manufacturers to shorten product development times, introduce and manage product changes effectively, integrate product information with suppliers and configure products to customer needs.

         On September 1, 1999 The Rotherwood Group, Inc. ("TRG"), a non-trading public company with no operations, acquired all the outstanding stock of CIMsoft in exchange for 5,000,008 shares of TRG common stock. After the acquisition, TRG reincorporated in Nevada as Entrada Software, Inc. In December 1999 CIMsoft was merged into the Company, and ceased to exist. As a result of these transactions, the former CIMsoft stockholders held approximately 77% of the Company's common stock, and the Company is continuing the business and operations started by CIMsoft.

MANAGEMENT PLANS

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has just commenced operations, had a loss of $290,000 for the year ended December 31, 1999 and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

         In our view, working capital at December 31, 1999 will be sufficient to fund our operations through February 2000. During this period, we plan to hire up to five additional employees, and spend significant funds on our marketing program. Because planned sales will not generate any significant cash flow before March 2000, we will have to raise additional working capital in order to execute our business plan. Subsequent to year-end, investors exercised warrants that generated approximately $245,000 in cash to the Company.

BASIS OF PRESENTATION

         For financial accounting purposes, the acquisition of CIMsoft, Inc. was treated as a recapitalization, with CIMsoft, as the acquirer. The accompanying financial statements include the operations of CIMsoft for the period January 1, 1999 (the commencement of operations) to September 1, 1999 (when it ceased operations), and Entrada for the period September 1, 1999 to December 31, 1999.

(2) SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash and liquid investments with a maturity of three months or less.

INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, which requires the use of an asset and liability approach. The Company had a net operating loss for tax purposes of approximately $230,000 at December 31, 1999. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $73,000, which was fully offset by an equal valuation allowance.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT

         Research and development costs, which were immaterial for the year ended December 31, 1999, are charged to operations as incurred.

ADVERTISING COSTS

         Advertising costs will be charged to operations when incurred. There was no advertising expense for the year ended December 31, 1999.

FURNITURE, FIXTURES AND EQUIPMENT

         Furniture, fixtures and equipment consists primarily of computer equipment and office furniture, and is recorded at cost and depreciated using the straight line method over estimated useful lives of generally five years. Management has evaluated the carrying value of all long-lived assets in accordance with SFAS No, 121, and believes that no adjustment of carrying values is necessary. Depreciation expense for the year ended December 31, 1999 was $1,713.

INTANGIBLE ASSETS

         Intangible assets consist of the cost of acquiring the intellectual property that is the basis for the Company's software products, and the cost of registering trademarks on the Company's proprietary names. Intangible assets are amortized on the straight-line basis over three years.

REVENUE RECOGNITION

         Revenue from the sale of software products is generally recognized when the product has been installed and accepted by the customer. Services revenue is recognized when the services are preformed. Software support revenue is generally collected in advance from the customer, and deferred and recognized ratable over the twelve month term of the support agreement.

LOSS PER SHARE

         Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company had convertible preferred stock, options and warrants outstanding that were potential common stock at December 31, 1999. However, these securities and the preferred stock dividends were not considered in the calculation for diluted earnings per share because the effect would be anti-dilutive.

(3) NOTE PAYABLE:

         The Company had a consulting contract with a stockholder and officer of the Company prior to September 1, 1999. The net amount due the officer, $49,100, was converted into a 9%, unsecured note payable due August 1, 2000.

(4) STOCKHOLDERS' EQUITY:

PREFERRED STOCK

         The Company's Board of Directors divides preferred shares into series and fixes dividend rates, designations, preferences and privileges.

SERIES A PREFERRED STOCK

         The Company designated 250,000 shares as Series A Preferred stock, with a $1.00 per share liquidation preference and a 10% cumulative dividend. Each share of the Series A Preferred stock is convertible into 1.06 shares of common stock. The accrued, but undeclared, dividend on the Series A Preferred stock was $3,737 at December 31, 1999.

EMPLOYEE STOCK OPTION PLAN

         The 1999 Equity Incentive Plan (the "Plan") reserves 2,100,000 shares of common stock for option and stock grants, and expires September 30, 2009. As of December 31, 1999, the Company had granted 295,000 options with a four year vesting period and a $.50 exercise price. 5,000 options were exercisable at December 31, 1999, and none had been exercised.

         The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25 rather than SFAS No, 123. This allows the Company to present pro forma disclosure of the effects of granting stock options, rather than record the calculated expense, if any, in the financial statements. For the year ended December 31, 1999 the Company determined that the effect of granting options was immaterial.

COMMON STOCK WARRANTS

         In connection with the acquisition of CIMsoft, TRG modified the terms of previously outstanding warrants to group the warrants into 500,000 warrant units, each consisting of one each of three previous warrant series. Each warrant unit is exercisable, at $1.50 per unit, for one share of common stock prior to December 15, 2000. Warrant units are callable by the Company at any time the average trading price of the Company's common stock exceeds 120% of the exercise price for five consecutive trading days. Subsequent to year-end, approximately 163,000 warrant units were exercised.

(5) ACQUISITION OF TECHNOLOGY:

         In January 1999 the Company acquired the technology, underlying its suite of software products, from a founder of the Company in exchange for 3,900,000 shares of CIMsoft, Inc. common stock. The cost of the technology is being amortized over three years starting in September 1999.

(6) COMMITMENTS:

EMPLOYMENT CONTRACTS

         The Company has employment contracts with three executive officers/stockholders that require exclusive service to the Company in exchange for up to nine month's salary continuation in certain events of termination.

LEASES

         The Company leases its corporate offices for minimum annual rent of approximately $53,000 through August 2002. The Company also leases computer equipment under an operating lease that expires in October 2001. Future minimum lease payments are as follows:

         Year ending December 31:
               2001                                   $ 67,034
               2002                                     67,245
               2003                                     38,500
                                                      --------
                   Total                              $172,779
                                                      ========

         Total rent expense for the year ended December 31, 1999 was $18,880.

(7) CONCENTRATIONS:

         Substantially all the Company's revenue for the year was from a single customer. As the Company commences its planned sales activities, it expects to significantly broaden its customer base.

         The Company's cash balances may at times exceed federally insured deposit limits. At December 31, 1999, the Company's cash deposits exceeded those limits by approximately $105,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of Entrada are:

          NAME            AGE                POSITION
          ----            ---                --------

    Bruce D. Williams     44    Director, President and Chief Executive Officer

    Terry L. Simpson      48    Director and Chief Technical Officer

    Terry J. Gustafson    54    Chief Financial Officer, Secretary and Treasurer

    Michael S. Williams   53    Director

         BRUCE D. WILLIAMS, PRESIDENT, DIRECTOR AND CHIEF EXECUTIVE OFFICER. Mr. Williams was a founder of CIMsoft, Inc., and has served as President, Director and Chief Executive Officer of Entrada since September 1999. From 1994 to 1999, Mr. Williams was a Strategic Business Development Manager for Sybase, Inc., responsible for developing the handheld and embedded strategic business relationships between Sybase and major partners, including Motorola, Intermec, Symbol, 3Com, Sun, SAIC, and others. He also developed the strategic business relationship between Sybase and Motorola, Inc. Earlier he developed a new southwestern professional services district based in Phoenix, Arizona, and performed staff, sales, and delivery management of consulting services. This involved managing a professional services district with a staff of 40 consultants, practice managers, and district administrators.

         From 1978 to 1994, Mr. Williams was a technical manager and systems and software engineer for Ball Aerospace Systems in Boulder, Colorado. He led the development, implementation, and integration of information technology solutions as chief architect for an open-systems client/server environment. He managed a department of 40 engineers, analysts, and computer scientists who developed flight and ground software for aerospace applications. He also managed a field team of engineers developing and testing flight and ground operations software for the Hubbell Space Telescope.

         Mr. Williams received a Master of Engineering, Engineering Management and Computer Science degree in 1982, and a Bachelor of Science, Physics and Astrophysics degree in 1978 from the University of Colorado. In addition, he performed work in Graduate Study, Project and Organizational Management at the Whiting School of Engineering Johns Hopkins University.

         TERRY L. SIMPSON, CHAIRMAN AND CHIEF TECHNICAL OFFICER. Mr. Simpson was a founder of CIMsoft, Inc., and the inventor of the Kinnosa product suite, and has served as Chairman of the Board of Directors and Chief Technical Officer of Entrada since September 1999. From 1996 through 1999 Mr. Simpson was employed by Sybase, Inc. to manage the implementation of Kinnosa product at Motorola. He was responsible for successfully planning resources and delivering major consulting projects on schedule, to successfully put Kinnosa into a production environment. From 1991 to 1996 Mr. Simpson was a consultant and completed the Kinnosa product development.

         Mr. Simpson holds a Bachelor of Science Degree in Engineering from West Virginia University.

         TERRY J. GUSTAFSON, CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER. Mr. Gustafson was a founder of CIMsoft, Inc., and has served as Chief Financial Officer, Secretary and Treasurer of Entrada since September 1999. From 1993 to 1998 he was Vice President Finance, Chief Financial Officer, Secretary and Treasurer of Xantel Corporation, a high-tech start-up company he co-founded in 1993. While at Xantel he performed virtually all administrative, finance and accounting functions for the company until 1998.

         Mr. Gustafson has over twenty years experience with KPMG Peat Marwick where he served as a partner from 1984 until 1991. Mr. Gustafson joined KPMG Peat Marwick in 1969 in Cleveland, Ohio. While in public accounting, he specialized in providing accounting, auditing and business advisory services to high technology companies. Mr. Gustafson left KPMG Peat Marwick in 1979 to become Chief Financial Officer and Treasurer for Wien Air Alaska, a publicly-held $150 million regional air carrier, until he rejoined KPMG Peat Marwick in 1982.

         Mr. Gustafson holds a Bachelor of Arts Degree in Business Administration from Baldwin-Wallace College, Berea, Ohio and a Masters in Business Administration from Kent State University, Kent, Ohio.

         MICHAEL S. WILLIAMS. Mr. Williams served as a Director of Entrada since September 1999. Since December 1995, Mr. Williams' sole occupation has been as the CEO and Chief Portfolio Officer of Aztore Holdings, Inc., a public investment company ("Aztore"). Since 1994, Mr. Williams served in similar capacities with Bulldog Investment Company, L.L.C. ("Bulldog"), a predecessor to Aztore. Bulldog and Aztore both act as merchant bankers and specialize in early stage public companies and companies in turnaround situations. In his capacity of advising such companies, Mr. Williams has served as an officer and director for companies that were involved in bankruptcy proceedings. Aztore was the controlling shareholder of TRG until TRG acquired CIMsoft in September 1999.

         From 1990 to 1993, Mr. Williams was the principal of Bucher & Williams, a company similar to Bulldog. From 1987 to 1990, Mr. Williams was the President, Chief Financial Officer and a director of ShareData Inc. ("SDI"), a publicly held software company. Aztore became the successor to SDI after SDI was reorganized in bankruptcy in December 1995, at which time Mr. Williams became its CEO.

         For the six years prior to 1987, Mr. Williams was continuously employed in the securities business as an investment banker in Detroit, Michigan.

         Mr. Williams obtained a BA degree in History and Political Science from Pennsylvania State University and received an MBA degree in Strategic Planning and Corporate Finance from the Wharton Graduate School of the University of Pennsylvania.

ITEM 10. EXECUTIVE COMPENSATION

         The following table reflects all forms of compensation for services to Entrada for the year ended December 31, 1999. No officer of Entrada received salary or bonus in excess of $100,000 in this period.

                           SUMMARY COMPENSATION TABLE

    NAME/POSITION                YEAR       SALARY        BONUS       OTHER
    -------------                ----       ------        -----       -----

    Bruce D. Williams, CEO       1999       $26,250         --          --

COMPENSATION OF DIRECTORS

         The present directors of Entrada are not compensated for their services as directors.

EMPLOYMENT CONTRACTS

         We currently have "at will" employment contracts with Messrs. Bruce Williams, Simpson and Gustafson, that provide for nine month's salary continuation in the event of termination of employment under certain conditions, but do not specify compensation amounts.

STOCK OPTION PLAN

         The 1999 Equity Incentive Plan reserves 2,100,000 shares of common stock for option and stock grants to directors, employees and service providers to Entrada, and expires September 30, 2009. As of December 31, 1999, Entrada had granted 295,000 options with a four year vesting period and a $.50 exercise price. 5,000 options were exercisable at December 31, 1999, and none had been exercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1999, the ownership of each person known by us to be the beneficial owner of five percent or more of Entrada's common stock, each officer and director individually, and all officers and directors as a group. Entrada has been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

  NAME AND ADDRESS                        SHARE AMOUNTS AND            PERCENT
 OF BENEFICIAL OWNER                     NATURE OF OWNERSHIP          OF CLASS
 -------------------                     -------------------          --------

 Terry L. Simpson                             3,183,674               47.30% (1)
 18775 N. 95th Way
 Scottsdale, Arizona  85255

 Bruce D. Williams                              979,592               14.56% (1)
 5201 E. Morning Vista Lane
 Cave Creek, Arizona  85331

 Terry J. Gustafson                             734,694               10.92% (1)
 7363 E. Onyx Court
 Scottsdale, Arizona  85258

 Michael S. Williams                          1,537,157 (3)           20.51% (2)
 3710 E. Kent Drive
 Phoenix, Arizona 85044

 Aztore Holdings, Inc.                        1,399,037 (3)           18.67% (2)
 3710 E. Kent Drive
 Phoenix, Arizona  85044

 All Directors and Officers
  as a Group (4 persons)                      6,435,117               85.86% (2)

----------
(1)  Based on 6,730,180 shares of common stock outstanding.

(2) Based on 7,495,180 shares of common stock, including 6,730,180 shares outstanding, the assumed exercise of 500,000 common stock warrants, and the assumed conversion of 250,000 shares of Series A preferred stock.

(3) Includes 74,734 shares of common stock owned by Mr. Williams, plus the assumed exercise of 63,386 common stock warrants owned by Mr. Williams, and 1,399,037 shares held by Aztore Holdings, Inc. including 1,071,983 shares of common stock, 62,054 common stock warrants and 250,000 shares of Series A preferred stock. Mr. Williams is deemed to have beneficial ownership of the shares held by Aztore Holdings, Inc. due to his power to vote and sell these shares. Mr. Williams disclaims beneficial ownership except to the extent of his ownership of Aztore Holdings, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 15, 1999, CIMsoft was capitalized with $2,100 cash and the rights to the Kinnosa software in exchange for 4,897,960 shares of common stock. These shares were issued in the amounts of 3,183,674 to Mr. Simpson, 979,592 to Mr. Bruce Williams and 734,694 to Mr. Gustafson.

         On June 30, 1999 Aztore Holdings, Inc., then the majority shareholder of TRG, converted $82,820 in debt and assumed an approximate $20,000 liability of TRG in exchange for 100,000 shares of TRG Series A preferred stock. The $82,820 debt resulted from advances made to TRG by Aztore.

         Effective September 1, 1999, TRG acquired 100% of the outstanding stock of CIMsoft in exchange for 5,400,008 shares of common stock. These shares were issued 3,183,674 to Mr. Simpson, 979,592 to Mr. Bruce Williams, 734,694 to Mr. Gustafson and the remaining 502,048 shares to sixteen other shareholders of CIMsoft. In conjunction with the acquisition, Aztore Holdings, Inc. purchased 150,000 shares of TRG's Series A preferred stock for $150,000.

         In January and February 2000, Aztore Holdings, Inc. and its officers exercised warrants to purchase approximately 163,000 shares of Entrada's common stock for $1.50 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

2.1(1) Stock Exchange Agreement by and between TRG and CIMsoft, dated as of August 4, 1999

3.1(1)   Articles of Incorporation of Entrada

3.2(1) Certificate of Designation/Resolution of Designation - Series A 10% Cumulative Convertible Preferred Stock

3.3(1)   Bylaws of Entrada

4.1(1)   Specimen common stock certificate of Entrada

10.1(1)  Commercial lease dated August 22, 1999

10.2(1)  Entrada 1999 Equity Incentive Plan, Effective July 23, 1999

10.3(1) Employment Agreement by and between Entrada and Bruce Williams, dated as of July 26, 1998

10.4(1) Employment Agreement by and between Entrada and Terry Gustafson, dated as of September 1, 1998

10.5(1) Employment Agreement by and between Entrada and Terry Simpson, dated as of August 1, 1998

27.1     Financial Data Schedule

----------
(1) Incorporated by reference from Entrada's Form 10-SB filed with the Securities and Exchange Commission on December 10, 1999.

REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entrada Software, Inc.
(Registrant)

By /s/ Bruce D. Williams
  -------------------------------------------
  Bruce D. Williams, Chief Executive Officer


Date: February 11, 2000


By /s/ Terry J. Gustafson
  -------------------------------------------
  Terry J. Gustafson, Chief Financial Officer

Date: February 11, 2000


By /s/ Terry L. Simpson
  ------------------------------------------
  Terry L. Simpson, Chairman

Date: February 11, 2000


By /s/ Bruce D. Williams
  ------------------------------------------
  Bruce D. Williams, Director

Date: February 11, 2000


By /s/ Michael S. Williams
  ------------------------------------------
  Michael S. Williams, Director

Date: February 11, 2000