Form 10QSB
period 2000-03-31
ENTRADA SOFTWARE INC
filed 2000-04-24
CIK 1100871

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

    For the quarterly period ended March 31, 2000

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

                              7825 E. Gelding Drive
                            Scottsdale, Arizona 85260
                    (Address of principal executive offices)

                                 (480) 607-3535
                            Issuer's telephone number

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [X] No

     The number of shares outstanding of the registrant's common equity as of March 31, 2000 was 7,151,840 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                             ENTRADA SOFTWARE, INC.
                           INDEX TO FORM 10-KSB FILING
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
Item 1.  Financial statements..............................................  3
         Balance sheet at March 31, 2000...................................  3
         Statement of operations for the three months ended
         March 31, 2000 ..................................................   4
         Statement of cash flows for the three months ended
         March 31, 2000...................................................   5
         Notes to the financial statements.................................  6

Item 2.  Management's discussion and analysis of financial condition and results of operations.........................................  7

PART II. OTHER INFORMATION

Item 2.  Changes in securities.............................................  8

Item 5.  Other information.................................................  8

Item 6.  Exhibits and reports of Form 8-K..................................  8

Signatures.................................................................  9

Exhibits...................................................................  9

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ENTRADA SOFTWARE, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2000


                                     ASSETS
Current assets
  Cash and cash equivalents                                         $   646,843
  Prepaid expenses and deposits                                          43,065
                                                                    -----------
        Total current assets                                            689,908
                                                                    -----------

Furniture, fixtures and equipment                                        63,783
Less accumulated depreciation                                            (4,203)
                                                                    -----------
        Net furniture, fixtures and equipment                            59,580
                                                                    -----------

Deposits                                                                 22,091
Intellectual property, net of accumulated amortization of $455           13,786
                                                                    -----------
        Total assets                                                $   785,365
                                                                    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                             $    58,124
  Deferred revenue                                                       16,335
  Note payable to officer                                                49,100
                                                                    -----------
        Total current liabilities                                       123,559
                                                                    -----------

Other liabilities                                                        14,864
                                                                    -----------
        Total liabilities                                               138,423
                                                                    -----------

Stockholders' equity
  Serial preferred stock, $.001 par value; authorized
    5,000,000 shares Series A convertible preferred
    stock, $.001 par value; $1.00 liquidation preference,
    250,000 shares authorized, issued and outstanding                       250
  Common stock; $.001 par value, authorized 70,000,000
    shares, 7,151,840 shares issued and outstanding                       7,152
  Paid in capital                                                     1,257,299
  Accumulated deficit                                                  (617,759)
                                                                    -----------
        Total stockholders' equity                                      646,942
                                                                    -----------
        Total liabilities and stockholders' equity                  $   785,365
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


Support revenue                                                     $     6,999
Selling, general and administrative expenses                            330,450
                                                                    -----------
        Loss from operations                                           (323,451)
                                                                    -----------

Other income (expense)
  Interest expense                                                       (1,102)
  Interest income                                                         3,550
                                                                    -----------
        Total other income                                                2,448
                                                                    -----------

        Net loss                                                    $  (321,003)
                                                                    ===========
Loss per common share
    Basic                                                           $     (.047)
                                                                    ===========
    Diluted                                                         $     (.047)
                                                                    ===========
Weighted average number of common shares outstanding
    Basic                                                             6,885,563
                                                                    ===========
    Diluted                                                           6,885,563
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


Cash flows from operating activities:
 Net loss                                                             $(321,003)
 Adjustments to reconcile loss to net cash used in
  operating activities:
  Depreciation and amortization                                           2,685
  Common stock issued for services                                        6,000
  Changes in assets and liabilities:
   Prepaid expenses and deposits                                        (38,753)
   Deferred revenue                                                      (6,999)
   Payables, accruals and other liabilities                              31,073
                                                                      ---------
        Net cash used in operating activities                          (326,997)
                                                                      ---------

Cash flows from financing activities:
 Sale of common stock                                                   795,201
                                                                      ---------
        Net cash provided by financing activities                       795,201
                                                                      ---------

Cash flows from investing activities:
 Purchase of furniture, fixtures and equipment                          (26,067)
 Cash paid for intangible assets                                         (6,382)
                                                                      ---------
        Net cash used in investing activities                           (32,449)
                                                                      ---------

Net increase in cash                                                    435,755
Cash, beginning of period                                               211,088
                                                                      ---------
Cash, end of period                                                   $ 646,843
                                                                      =========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                            $   1,102
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000


(1) BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles "GAAP" for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-month period ending March 31, 2000 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

(2) STOCKHOLDERS' EQUITY:

EMPLOYEE STOCK OPTION PLAN

     The 1999 Equity Incentive Plan reserves 2,100,000 shares of common stock for option and stock grants, and expires September 30, 2009. As of March 31, 2000, the Company had granted options for 705,000 shares with a four year vesting and exercise prices of $.50 to $2.50 per share. Options to purchase 5,000 shares had vested and were exercisable at March 31, 2000, and none had been exercised.

COMMON STOCK WARRANTS

     In March 2000 the Company sold 181,200 shares of common stock in a private placement for $2.50 per share.

COMMON STOCK WARRANTS

     All outstanding warrant units were called for redemption by the Company on March 10, 2000, and holders have until April 14, 2000 to exercise the units. The Company will redeem all unexercised warrant units at $.06 per unit. For the three months ended March 31, 2000, approximately 228,000 warrant units had been exercised. For the period April 1, 2000 to April 14, 2000 an additional 197,544 warrants were exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results could differ materially from those discussed. Factors that could cause or contribute to differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, or incorporated by reference. See "Special Note on Forward-Looking Statements" below.

OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

     Our operations commenced on a very limited basis in September 1999. Our activities have been focused entirely on establishing our corporate offices, completing development of our Kinnosa product suite, preparing marketing materials and hiring and training our core staff. As planned, sales of our Kinnosa software products commenced in January 2000. Since our sales cycle is lengthy - from three to six months - we do not plan to generate any significant revenues from customer sales until the middle of the second quarter. As a result, we had an operating loss of $321,003 for the three months ended March 31, 2000. Of the $330,450 of operating expenses for the period, approximately $203,000 were related to salaries and other personnel expenses, $34,000 was spent on our marketing program and the remainder of $93,450 was for occupancy, administrative and other costs.

LIQUIDITY AND CAPITAL RESERVES

     Since our sales activities commenced at the beginning of January 2000, we had minimal revenues and generated no significant working capital from operations for the quarter ended March 31, 2000. As anticipated, our sales cycle to new customers is from three to six months. Consequently, we planned to fund operations, until sales revenues begin, by raising additional equity capital. During the period ended March 31, 2000 approximately 228,000 warrants were exercised, bringing $342,000 in new funds to the Company. Subsequent to March 31, 2000 an additional 197,544 warrants were exercised, raising $296,316 in new capital. Also, we raised $453,000 in new capital through the private placement of 181,200 shares of common stock at $2.50 per share. Subsequent to March 31, 2000 we sold an additional 15,000 shares and raised $37,500 in additional capital. The new capital raised, plus remaining cash from prior fund raising, resulted in working capital reserves of $646,843 at March 31, 2000.

PLAN OF OPERATIONS  FOR FISCAL YEAR 2000

     We believe that working capital reserves at March 31, 2000 plus the funds received from the subsequent warrant exercises and common stock sales, will be sufficient to fund our operations until August 31, 2000, even if no significant revenues are generated from customer sales. During this period, we plan to hire up to 15 additional employees, and spend significant amounts on our marketing program. If we are able to complete customer sales as planned, we believe that we will have sufficient working capital to reach a level of operations that will generate a positive cash flow in 2000.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Except for historical information, this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that these forward-looking statements be subject to the safe harbors created by these statutes to the extent they apply.

     We may make written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission "SEC", in press releases, quarterly conference calls or otherwise. Wherever possible, we have identified these forward-looking statements by words such as "anticipates," "believes,"

"estimates," "expects," "intends" and similar expressions. These statements reflect our current views about future events and financial performance or operations, and are applicable only as of the date the statements are made. Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from these statements. Factors that cause or contribute to differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-KSB, including those in the Notes to Financial Statements and in the MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION and FACTORS AFFECTING FUTURE PERFORMANCE sections which are incorporated by reference in this Form 10-QSB.

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. There can be no assurance that the results contemplated in forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation that future events, plans or expectations contemplated in these statements will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which these statements are based. Our filings with the SEC, including the Form 10-KSB, may be accessed at the SEC's Web site, www.sec.gov.

                           PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

     During March 2000 the Company sold 181,200 shares of its common stock, at a price of $2.50 per share, in a private placement. The shares were sold to 33 investors, each of which qualified as an "accredited investor" as defined in Rule 501(a) of Regulation D. The placement was made in reliance on the exemption from registration afforded under Rule 506 of Regulation D, and the shares sold are "restricted securities." The shares were sold by officers of the Company and no commissions or placement fees were paid.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     Number         Description
     ------         -----------
       27           Financial data schedule.

b.   Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entrada Software, Inc.

By /s/ Bruce D. Williams
   --------------------------------
   Bruce D. Williams, Chief Executive Officer

Date: April 21, 2000

                                  EXHIBIT INDEX

     Number         Description
     ------         -----------
       27           Financial data schedule.