Form 10-Q
period 2000-06-30
ENTRADA SOFTWARE INC
filed 2000-08-14
CIK 1100871

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  ACT OF 1934

     For the quarterly period ended June 30, 2000

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

[X] Yes [ ] No

     The number of shares outstanding of the registrant's common equity as of June 30, 2000 was 7,378,529 shares of common stock, par value $.001.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             ENTRADA SOFTWARE, INC.
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION PAGE

Item 1. Financial statements                                                   3
        Balance sheet at June 30, 2000                                         3
        Statement of operations for the three months and
          six months ended June 30, 2000                                       4
        Statement of cash flows for the six months ended
          June 30, 2000                                                        5
        Notes to the financial statements                                      6

Item 2. Management's discussion and analysis of financial
          condition and results of operations                                  7

PART II. OTHER INFORMATION

Item 2. Changes in securities                                                 10

Item 4. Submission of Matters to Vote of Security Holders                     11

Item 6. Exhibits and reports of Form 8-K                                      11

Signatures                                                                    12

Exhibits                                                                      13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ENTRADA SOFTWARE, INC.
                                  Balance Sheet
                                  June 30, 2000

                                     ASSETS

Current assets
   Cash and cash equivalents                                        $   525,985
   Prepaid expenses and deposits                                         74,786
                                                                    -----------
         Total current assets                                           600,771
                                                                    -----------

Furniture, fixtures and equipment                                       115,249
Less accumulated depreciation                                            (8,548)
                                                                    -----------
         Net furniture, fixtures and equipment                          106,701
                                                                    -----------

Deposits                                                                 23,239
Intellectual property, net                                               13,592
                                                                    -----------
         Total assets                                               $   744,303
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                            $    87,574
   Deferred revenue                                                       9,336
   Note payable to officer                                               49,100
                                                                    -----------
         Total current liabilities                                      146,010
                                                                    -----------

Other liabilities                                                        29,252
                                                                    -----------
         Total liabilities                                              175,262
                                                                    -----------
Stockholders' equity
   Serial preferred stock, $.001 par value;
     authorized 5,000,000 shares Series A
     convertible preferred stock, $.001 par
     value; $1.00 liquidation preference,
     250,000 shares authorized, issued and
     outstanding                                                            250
   Common stock; $.001 par value, authorized
     70,000,000 shares, 7,378,529 shares
     issued and outstanding                                               7,378
   Paid in capital                                                    1,620,973
   Accumulated deficit                                               (1,059,560)
                                                                    -----------
         Total stockholders' equity                                     569,041
                                                                    -----------
         Total liabilities and stockholders' equity                 $   744,303
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                             STATEMENT OF OPERATIONS
          For the three-month and six-month periods ended June 30, 2000

                                                     Three             Six
                                                     Months           Months
                                                   -----------     -----------
Support revenue                                    $     6,999     $    13,998
Selling, general and administrative expenses           450,756         781,207
                                                   -----------     -----------
         Loss from operations                         (443,757)       (767,209)
                                                   -----------     -----------
Other income (expense)
   Interest expense                                     (1,102)         (2,203)
   Interest income                                       9,308          12,858
                                                   -----------     -----------
         Total other income                              8,206          10,655
                                                   -----------     -----------

         Net loss                                  $  (435,551)    $  (756,554)
                                                   ===========     ===========
Loss per common share
     Basic                                         $     (.059)    $     (.106)
                                                   ===========     ===========
     Diluted                                       $     (.059)    $     (.106)
                                                   ===========     ===========
Weighted average number of
  common shares outstanding
     Basic                                           7,343,400       7,114,445
                                                   ===========     ===========
     Diluted                                         7,343,400       7,114,445
                                                   ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                             STATEMENT OF CASH FLOWS
                     For the six months ended June 30, 2000

Cash flows from operating activities:
  Net loss                                                          $  (756,554)
  Adjustments to reconcile loss to net
   cash used in operating activities:
    Depreciation and amortization                                         7,225
    Common stock issued for services                                      6,000
    Changes in assets and liabilities:
      Prepaid expenses and deposits                                     (71,623)
      Deferred revenue                                                  (13,998)
      Payables, accruals and other liabilities                           68,661
                                                                    -----------
        Net cash used in operating activities                          (760,289)
                                                                    -----------
Cash flows from financing activities:
  Sale of common stock                                                1,159,101
                                                                    -----------
        Net cash provided by financing activities                     1,159,101
                                                                    -----------
Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment                         (77,533)
  Cash paid for intangible assets                                        (6,382)
                                                                    -----------
        Net cash used in investing activities                           (83,915)
                                                                    -----------

Net increase in cash                                                    314,897
Cash, beginning of period                                               211,088
                                                                    -----------
Cash, end of period                                                 $   525,985
                                                                    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $     2,203
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2000



(1) BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles "GAAP" for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-month or six-month periods ending June 30, 2000 may not necessarily be indicative of the results for the entire fiscal year. Results for the comparable three-month and six-month periods in 1999 have not been included in this report because the Company had no operations during these periods. These financial statements should be read in conjunction with the Company's financial statements and notes in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

(2) STOCKHOLDERS' EQUITY:

EMPLOYEE STOCK OPTION PLAN

     The 1999 Equity Incentive Plan reserves 2,100,000 shares of common stock for option and stock grants, and expires September 30, 2009. As of June 30, 2000, the Company had granted options for 706,000 shares with a four year vesting period and exercise prices of $.50 to $2.50 per share. Options to purchase 5,000 shares had vested and were exercisable at June 30, 2000, and none had been exercised.

COMMON STOCK

     In March through May 2000 the Company sold 209,400 shares of common stock in a private placement for $2.50 per share.

COMMON STOCK WARRANTS

     All 500,000 outstanding warrant units were called for redemption by the Company on March 10, 2000, and holders had until April 14, 2000 to exercise the units. In total, 426,665 warrant units were exercised, and the remaining 73,335 units were redeemed by the Company at $.06 per unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward looking statements. In addition, our actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under Factors Affecting Future Performance below and under "Description of Business," "Competition," "Factors Affecting Future Performance" and elsewhere in our SEC filings, including our annual report on Form 10-KSB. We undertake no obligation to publicly update, review or revise any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which these statements are based. Our filings with the SEC, including the Form 10-KSB, may be accessed at the SEC's Web site, www.sec.gov.

OVERVIEW

     Entrada was incorporated in Nevada in August 1999 as a wholly owned subsidiary of The Rotherwood Group, Inc. ("TRG"), a non-trading and inactive public company which acquired CIMsoft, Inc. on September 1, 1999. Concurrently, TRG was merged into Entrada solely to adopt the new Entrada name and to change the state of incorporation from Arizona to Nevada. CIMsoft had been in existence only since May 1999, and had no operations. Because neither CIMsoft nor TRG had any operations prior to September 1, 1999, no comparative financial information has been presented in this Form 10-QSB.

     Our product suite gathers and delivers information used by businesses to optimize enterprise commerce across the extended enterprise in ways that existing functional systems cannot. This is accomplished through our unique and trademarked PRODUCT-CENTRIC approach. We assemble business performance measures into a PRODUCT BIOGRAPHY(TM) that spans the product and business process life cycle. This forms the basis for quantifying, analyzing and optimizing supply-side, enterprise, and demand-side business performance. KINNOSA builds optimization into the fabric and culture of the extended enterprise. Kinnosa is an enterprise-class solution, ready for businesses of all sizes, in any location, manufacturing products of any quantity or complexity.

     The KINNOSA ENTERPRISE PORTAL is a single point of information access that deploys instantly and targets delivery of information to any authorized user worldwide via the internet and a web browser. The information content is tailored, based on each user's role in the enterprise. Based on roles - whether supplier or customer, executive or assembler, engineer, service technician, or other - the Kinnosa Enterprise Portal engages each individual with only those measures, metrics, and results as they require to optimize their personal contribution to business performance.

OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000

     Our operations first commenced on a very limited basis in September 1999. Once we established our corporate offices and hired our core staff, our efforts first focused on the product and solutions market research we needed to develop competitive and differentiating extensions and additions to our existing core Kinnosa product suite. We prepared marketing materials and commenced initial exploratory market and sales activities in January 2000. Based on the information we gathered from these efforts, we refined our messages, completed our software extensions, and began to develop our first narrowly targeted sales activities in the second quarter of 2000. Since the solutions sales cycle is lengthy - up to six months - we did not anticipate the generate of any significant revenues from customer sales during the second quarter. As a result, we had an operating loss of $443,757 for the three months ended June 30, 2000. Of the $450,756 of operating expenses for the period, approximately $313,786 was related to salaries and other personnel expenses, $36,536 was spent on our marketing program and the remainder of $100,434 was for occupancy, administrative and other costs.

OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

     Because of the factors mentioned above, we had an operating loss of $767,209 for the six months ended June 30, 2000. Of the $781,207 of operating expenses for the period, approximately $516,264 was related to salaries and other personnel expenses, $70,884 was spent on our marketing program and the remainder of $180,061 was for occupancy, administrative and other costs.

LIQUIDITY AND CAPITAL RESERVES

     We have minimal revenues and generated no significant working capital from operations for the six months ended June 30, 2000. As anticipated, our sales cycle to new customers is up to six months. Consequently, until significant sales revenues begin, we intend to fund operations by raising additional equity capital. During the period ended June 30, 2000, approximately 426,000 warrants were exercised, bringing $639,000 in new funds to the Company. Also, we raised $523,500 in new capital through the private placement of 209,400 shares of common stock at $2.50 per share. This new capital raised, plus remaining cash from prior fund raising, resulted in cash reserves of $525,985 at June 30, 2000.

PLAN OF  OPERATIONS  FOR FISCAL YEAR 2000

     We currently anticipate that we will begin to generate operating revenues during the three month period ending September 30, 2000; however, we expect to continue to incur net losses for the foreseeable future. We currently believe that our cash reserves at June 30, 2000 will be sufficient to fund our operations until October 31, 2000, even if no significant revenues are generated from customer sales. We plan to raise between $1 and $5 million in additional funding in the next six months to fund the expansion of operations. We intend to develop investment and business relationships with our industry partners, who would provide us with capital, material, labor support, customer relationships, and the further development of brand identity and equity. We believe this additional funding would be sufficient to fund our operations until June 30, 2001, at which time we believe we will begin generating profits. We are currently seeking capital, with the goal of obtaining up to $10 million over the next twelve months.

FACTORS AFFECTING FUTURE PERFORMANCE

     We have no relevant operating history making it difficult to evaluate our business. We commenced our current operations through the acquisition CIMsoft in September 1999. CIMsoft had been in existence only since May, 1999. To date, we have not had any significant operating revenues and we incurred a loss from operations of $286,769 for the year ended December 31, 1999 and a loss from operations of $767,209 for the six-month period ended June 30, 2000. Future losses are likely to occur. We can give no assurances that our business plan will be successful or that we will achieve or be able to maintain profitability.

     We are dependent upon our ability to raise capital. We have received limited financing to date and current revenues will be insufficient to fund the our operations until we become profitable. While we are actively seeking additional investment capital, we may not be successful in attracting additional capital at favorable rates, or at all. We may not be able to generate sufficient revenues from our operations to continue our business. If we are unable to raise additional capital and increase revenues, our business, financial condition and operating results will be materially and adversely affected.

     We expect rapid growth, resulting in significant management challenges. We are an early stage company and we expect to experience very rapid growth in our operations. This growth will place significant pressure on our limited resources and infrastructure. Our officers will need to implement and improve our operational, administrative and financial systems and controls and effectively expand, train and manage our employee base. For our business plan to be successful, we will be required to manage an increasing number of relationships with various customers and other third parties. If we are unable to manage our growth effectively, our business reputation, results of operations and financial condition could be harmed.

     Our limited operating history makes forecasting difficult. We essentially restarted our operations through the acquisition of CIMsoft in September 1999. We will encounter numerous risks and difficulties faced by early stage companies in the rapidly developing enterprise software markets, and we may not be successful in addressing these risks. Our business strategy may not be successful. As a result of our limited operating history, it is difficult to accurately forecast future operations and plan operating expenses. As a result, we may be unable to timely adjust spending to compensate for any unexpected revenue shortfall. This inability could adversely affect our ability to achieve or maintain profitability.

     We are in a highly competitive business. Within our identified market space are large, well-established and well-known companies that have substantially greater financial, technological, promotional and other resources than we have. We may not be able to compete effectively in this marketplace. We expect that competition will increase as other established and emerging companies enter our market, as new products and technologies are introduced and as new competitors enter the market. Increased competition may result in price reductions, lower gross margins and loss of our market share, any of which could materially adversely affect our business, financial condition and operating results.

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

     We are dependent upon customer acceptance of our products. We have limited sales of our products to date, and are entering a market that has numerous competitive products. Our ability to meet our projections is dependent on our ability to convince prospective customers that our products are superior to competing products and that we can successfully deliver and service our products. Our ability to successfully implement our business plan is also dependent on meeting our expected sales cycle. If our sales cycle is longer than expected, this will have an adverse effect upon our projected cash flow and operations.

     Our market is subject to rapid changes and new products. The computer software industry is characterized by rapid change, frequent new product introductions, changing customer demands, evolving standards, and many other uncontrollable and unforeseeable trends and changes. Our future success will greatly depend upon our ability to timely and effectively address changes affecting our industry. Failure to effectively respond to these changes could materially and adversely affect our operations and profitability.

     The loss of services of one or more of our key personnel could harm our operations. We believe our current management team is sufficient to implement our current business strategy. However, the loss of one or more of our current officers or key employees could severely and negatively impact our operations. Future success depends on the ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain key employees, or to attract and keep additional highly qualified employees in the future.

     Existing management exercises significant control over entrada. A small number of stockholders, who comprise our executive management, controls Entrada. These stockholders, when acting together, can elect or otherwise designate all members of our Board of Directors. This control by management is expected to continue into the future.

     Our stock is quoted on the otc bulletin board and could be subject to extreme volatility. Our common stock is currently quoted under the symbol ETSW on the OTC Bulletin Board, which is characterized by low volume trading, high volatility and large spreads between bid and ask prices. A significant amount of common stock coming on the market at any one time could cause the stock to decline in price. In addition, if we fail to comply with ongoing eligibility rules our common stock can be removed from the OTC Bulletin Board, which would materially adversely affect the liquidity and volatility of our common stock.

                           PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

     a. During the six months  ended June 30,  2000,  the Company  sold  209,400 shares of its common stock, at a price of $2.50 per share, in a private placement. The shares were sold to 40 investors, each of which qualified as an "accredited investor" as defined in Rule 501(a) of Regulation D. The placement was made in reliance on the exemption from registration afforded under Rule 506 of Regulation D, and the shares sold are "restricted securities." The shares were sold by officers of the Company and no commissions or placement fees were paid.

     b. On March 10, 2000, the Company exercised its right to require exercise or redemption of outstanding warrants to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.50 per share. As of April 14, 2000, the Company issued 426,665 shares of Common Stock to holders exercising their warrants. The Company redeemed the remaining 73,335 warrants at $.06 per warrant. The shares issued to the warrant holders were exempt from registration under Section 1145 of the Bankruptcy Code which exempts certain securities issued under a plan of reorganization.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the Company's stockholders was held on April 27, 2000 to elect Bruce D. Williams, Terry L. Simpson and Michael S. Williams to serve on the Company's board of directors until the next annual meeting of stockholders, or until their successors are elected and qualified. Each of the nominees was elected by a vote of 6,621,467 shares for, no shares against and 557,029 abstentions. No other matters were brought before the meeting.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          Number        Description
          ------        -----------
            27          Financial data schedule.

     b.   Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned who have been duly authorized.

ENTRADA SOFTWARE, INC.


By: /s/ Bruce D. Williams
    ------------------------------
    Bruce D. Williams
    Chief Executive Officer


By: /s/ Terry J. Gustafson
    ------------------------------
    Terry J. Gustafson,
    Chief Financial Officer, Secretary and Treasurer

Date: July 28, 2000

                                  EXHIBIT INDEX

Number             Description
------             -----------
  27               Financial data schedule.