Form 10QSB
period 2000-09-30
ENTRADA SOFTWARE INC
filed 2000-11-13
CIK 1100871

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended September 30, 2000

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

     The number of shares outstanding of the registrant's common equity as of September 30, 2000 was 7,381,676 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                             ENTRADA SOFTWARE, INC.
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1. Financial statements                                                  3
     Balance sheet at September 30, 2000                                      3
     Statement of operations for the three months and nine months
       ended September 30, 2000                                               4
     Statement of cash flows for the nine months ended
       September 30, 2000                                                     5
     Notes to the financial statements                                        6

Item 2. Management's discussion and analysis of financial
          condition and results of operations                                 7

PART II.  OTHER INFORMATION

Item 2. Changes in securities                                                10

Item 4. Submission of Matters to Vote of Security Holders                    11

Item 6. Exhibits and reports of Form 8-K                                     11

Signatures                                                                   12

Exhibits                                                                     13

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                             ENTRADA SOFTWARE, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000

                                     ASSETS
Current assets
  Cash and cash equivalents                                         $   146,066
  Prepaid expenses and deposits                                          28,361
                                                                    -----------
     Total current assets                                               174,427
                                                                    -----------

Furniture, fixtures and equipment                                       134,576
Less accumulated depreciation                                           (15,066)
                                                                    -----------
     Net furniture, fixtures and equipment                              119,510
                                                                    -----------

Deposits                                                                 23,239
Intellectual property, net                                               13,397
                                                                    -----------
     Total assets                                                   $   330,573
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                  79,221
  Deferred revenue                                                        2,336
  Note payable to officer                                                49,100
                                                                    -----------
     Total current liabilities                                          130,657
                                                                    -----------

Other liabilities                                                        38,227
                                                                    -----------
     Total liabilities                                                  168,884
                                                                    -----------
Stockholders' equity
   Serial preferred stock, $.001 par value;
     authorized 5,000,000 shares Series A
     convertible preferred stock, $.001 par
     value; $1.00 liquidation preference,
     250,000 shares authorized, issued and outstanding                      250
   Common stock; $.001 par value, authorized
     70,000,000 shares, 7,381,676 shares
     issued and outstanding                                               7,381
   Paid in capital                                                    1,628,838
   Accumulated deficit                                               (1,474,780)
                                                                    -----------
     Total stockholders' equity                                         161,689
                                                                    -----------
     Total liabilities and stockholders' equity                     $   330,573
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
       FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000

                                                     THREE             NINE
                                                     MONTHS           MONTHS
                                                   -----------     -----------
Support revenue                                    $     7,000     $    20,998
Selling, general and administrative expenses           419,749       1,200,870
                                                   -----------     -----------
     Loss from operations                             (412,749)     (1,179,872)
                                                   -----------     -----------
Other income (expense)
  Interest expense                                      (1,332)         (3,535)
  Interest income                                        5,025          17,884
                                                   -----------     -----------
     Total other income                                  3,693          14,349
                                                   -----------     -----------

     Net loss                                      $  (409,056)    $(1,165,523)
                                                   ===========     ===========
Loss per common share
  Basic                                            $      (.06)    $      (.16)
                                                   ===========     ===========
  Diluted                                          $      (.06)    $      (.16)
                                                   ===========     ===========
Weighted average number of common
 shares outstanding
  Basic                                              7,378,837       7,204,958
                                                   ===========     ===========
  Diluted                                            7,378,837       7,204,958
                                                   ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Cash flows from operating activities:
  Net loss                                                          $(1,165,523)
  Adjustments to reconcile loss to net
   cash used in operating activities:
    Depreciation and amortization                                        13,938
    Common stock issued for services                                      6,000
    Changes in assets and liabilities:
     Prepaid expenses and deposits                                      (19,404)
     Deferred revenue                                                   (20,998)
     Payables, accruals and other liabilities                            63,032
                                                                    -----------
       Net cash used in operating activities                         (1,122,955)
                                                                    -----------
Cash flows from financing activities:
  Sale of common stock                                                1,159,101
                                                                    -----------
       Net cash provided by financing activities                      1,159,101
                                                                    -----------
Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment                         (94,786)
  Cash paid for intangible assets                                        (6,382)
                                                                    -----------
       Net cash used in investing activities                           (101,168)
                                                                    -----------

Net decrease in cash                                                    (65,022)
Cash, beginning of period                                               211,088
                                                                    -----------
Cash, end of period                                                 $   146,066
                                                                    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $     3,535
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

(1) BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles "GAAP" for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-month or nine-month periods ending September 30, 2000 may not necessarily be indicative of the results for the entire fiscal year. Results for the comparable three-month and nine-month periods in 1999 have not been included in this report because the Company had no operations during these periods. These financial statements should be read in conjunction with the Company's financial statements and notes in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

(2) STOCKHOLDERS' EQUITY:

EMPLOYEE STOCK OPTION PLAN

     The 1999 Equity Incentive Plan reserves 2,100,000 shares of common stock for option and stock grants, and expires September 30, 2009. As of September 30, 2000, the Company had granted options for 831,000 shares with a four year vesting period and exercise prices of $.50 to $2.50 per share. Options to purchase 5,000 shares had vested and were exercisable at September 30, 2000, and none had been exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements. In addition, our actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under Factors Affecting Future Performance below and under "Description of Business," "Competition," "Factors Affecting Future Performance" and elsewhere in our SEC filings, including our annual report on Form 10-KSB. We undertake no obligation to publicly update, review or revise any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which these statements are based. Our filings with the SEC, including the Form 10-KSB, may be accessed at the SEC's Web site, www.sec.gov.

OVERVIEW

     Entrada was incorporated in Nevada in August 1999 as a wholly owned subsidiary of The Rotherwood Group, Inc. ("TRG"), a non-trading and inactive public company that acquired CIMsoft, Inc. on September 1, 1999. Concurrently, TRG was merged into Entrada solely to adopt the new Entrada name and to change the state of incorporation from Arizona to Nevada. CIMsoft had been in existence only since May 1999, and had no operations. Because neither CIMsoft nor TRG had any material operations prior to September 30, 1999, no comparative financial information has been presented in this Form 10-QSB.

     Our product suite gathers and delivers information used by businesses to optimize enterprise commerce across the extended enterprise in ways that existing functional systems cannot. This is accomplished through our unique and trademarked PRODUCT-CENTRIC approach. We assemble complete product information into a PRODUCT BIOGRAPHY(TM) that spans the product and business process life cycle. We have just entered a new market place with KINNOSA, a Warranty Analysis and Resolution application that provides a solution that empowers suppliers and manufacturers to become proactive in dealing with product defects, warranty and recall issues. Kinnosa enables the accumulation, analysis and exchange of PRODUCT BIOGRAPHY(TM) data within and among businesses, regardless of existing technologies and systems used by the enterprises, and without concern for global location, since the information is exchanged through Internet portal technology.

     The Kinnosa enterprise portal is a single access point that deploys instantly and delivers information to any authorized user worldwide via the Internet. The content is tailored, based on each user's role. Whether supplier or customer, executive, engineer or assembler, the Kinnosa enterprise portal delivers specific pertinent data. Kinnosa enables manufacturers and their entire supply chains to access complete product information instantly. The result is facilitated product defect and warranty resolution, including targeted, not blanket, product recalls. In addition, analytical functions effectively track and record product incident data, allowing earlier detection of defects and potential claims.

OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Our operations first commenced on a very limited basis in September 1999. Once we established our corporate offices and hired our core staff, our efforts first focused on the product and solutions market research we needed to develop competitive and differentiating extensions and additions to our existing core Kinnosa product suite. We prepared marketing materials and commenced initial exploratory market and sales activities in the first quarter of this year. Based on the information we gathered from these efforts, we refined our market messages, completed our software extensions, and began to develop our first narrowly targeted sales activities in the second quarter of 2000. Since the sales cycle for our initial product offering was lengthy - up to six months - we have not expected the generation of any significant revenues from customer sales. As a result, we had an operating loss of $412,749 for the three months ended September 30, 2000. Of the $419,749 of operating expenses for the period, approximately $301,729 was related to salaries and other personnel expenses, $19,992 was spent on our marketing program and the remainder of $98,028 was for occupancy, administrative and other costs.

OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Because of the factors mentioned above, we had an operating loss of $ 1,179,872 for the nine months ended September 30, 2000. Of the $ 1,200,870 of operating expenses for the period, approximately $ 817,993 was related to salaries and other personnel expenses, $90,876 was spent on our marketing program and the remainder of $ 292,001 was for occupancy, administrative and other costs.

LIQUIDITY AND CAPITAL RESERVES

     We had minimal revenues and generated no significant working capital from operations for the nine months ended September 30, 2000. As anticipated, our sales cycle for our initial product was up to six months. While we believe that the sales cycle for our new warranty solution that we just released is much shorter, until significant sales revenues begin, we intend to fund operations by raising additional equity capital. We had cash reserves of $146,066 at September 30, 2000, sufficient to fund our operations only until November 15, 2000 (See Plan of Operations below).

PLAN OF  OPERATIONS  FOR FISCAL YEAR 2000

     We currently anticipate that we will begin to generate operating revenues during the fourth quarter of 2000. However, we expect to continue to incur net losses for the foreseeable future.

     Our cash reserve at September 30, 2000 is sufficient to fund our operations only until November 15, 2000. Consequently, we have arranged with Aztore Holdings, a stockholder, for short-term working capital loans. Aztore and other current investors in the Company have expressed a willingness to continue to provide short-term funding to meet the Company's needs until permanent equity capital is raised. We are commencing the private placement of up to $2.5 million of common stock. While there are no assurances that we will be successful in raising any significant amount in this effort, potential investors have expressed interest in the Company and its business. We believe that if we can raise this additional capital, it will be sufficient to fund our operations until May 31, 2001, at which time we anticipate our next round of financing. We are continuing to develop investment and business relationships with our industry partners, who could provide us with capital, material, labor support, customer relationships, and the further development of brand identity and equity.

FACTORS AFFECTING FUTURE PERFORMANCE

     WE HAVE NO RELEVANT OPERATING HISTORY MAKING IT DIFFICULT TO EVALUATE OUR BUSINESS. We commenced our current operations through the acquisition CIMsoft in September 1999. CIMsoft had been in existence only since May 1999. To date, we have not had any significant operating revenues and we incurred a loss from operations of $286,769 for the year ended December 31, 1999 and a loss from operations of $1,179,872 for the nine-month period ended September 30, 2000. Future losses are likely to occur. We can give no assurances that our business plan will be successful or that we will achieve or be able to maintain profitability.

     OUR LENGTHY SALES CYCLE COULD CAUSE DELAYS IN REVENUE. The period between our initial contact with a potential customer and the purchase of our products and services is often long and may have delays associated with the lengthy budgeting and approval process of our customers. While we believe that the sales cycle of our warranty solution offering will be significantly less than the sales cycle for our initial product which was approximately three to six months, there is no degree of certainty that customers will buy our product through a shorter sales cycle. A lengthy sales cycle could have a negative impact on the timing of our revenues, especially our realization of any transaction based revenues.

     We believe that a customer's decision to purchase our products and services is discretionary, involves a significant commitment of resources, and is influenced by customer budgetary cycles. To successfully sell our products and services, we generally must educate potential customers regarding the use and benefit of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to make significant business decisions.

     WE ARE DEPENDENT UPON OUR ABILITY TO RAISE CAPITAL. We have received limited financing to date and current revenues will be insufficient to fund our operations until we become profitable. While we are actively seeking additional investment capital, we may not be successful in attracting additional capital at favorable rates, or at all. We may not be able to generate sufficient revenues from our operations to continue our business. If we are unable to raise additional capital and increase revenues, our business, financial condition and operating results will be materially and adversely affected.

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

     INTELLECTUAL PROPERTY CLAIMS COULD BE EXPENSIVE AND RESULT IN LOSS OF RIGHTS. Our property rights to our software products are our primary assets. We plan to protect and enforce our ownership and proprietary rights to our products through copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements and licensing/usage contracts with our customers and employees. However, these protections may not prevent competitors from developing similar software that may have more customer acceptance than our software. While we do not believe that our software products infringe on the intellectual property rights of third parties, infringement claims may be made. We may not have sufficient resources to sustain or defend lengthy legal actions regarding our intellectual property.

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

                           PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

     In September 2000, the Company issued 3,147 shares of common stock in exchange for services rendered to the Company. The issuance was made in reliance on the exemption from registration afforded under Rule 506 of Regulation D, and the shares issued are "restricted securities."

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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

ENTRADA SOFTWARE, INC.

By: /s/ Bruce D. Williams
    -------------------------------
    Bruce D. Williams
    Chief Executive Officer


By: /s/ Terry J. Gustafson
    -------------------------------
    Terry J. Gustafson,
    Chief Financial Officer, Secretary and Treasurer

Date: November 10, 2000

                                  EXHIBIT INDEX

Number             Description
------             -----------
  27               Financial data schedule.