Form 10KSB40
period 2000-12-31
ENTRADA SOFTWARE INC
filed 2001-03-26
CIK 1100871

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the fiscal year ended December 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period from _________________ to _________________

                         Commission file number: 0-28471


                             ENTRADA SOFTWARE, INC.
                 (Name of small business issuer in its charter)


                Nevada                                          86-0968364
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

         7825 E. Gelding Dr.
         Scottsdale, Arizona                                       85260
(Address of principal executive offices)                         (Zip Code)

                                 (480) 607-3535
                            Issuer's telephone number

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common stock,$.001 par value
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's revenues for the year ended December 31, 2000 were $64,280.

     The aggregate market value at February 28, 2001 of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately $2,137,500.

     The number of shares outstanding of the registrant's common equity as of February 28, 2001 was 7,381,676.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I

     Our disclosure and analysis in this report contains forward-looking statements. When used in this discussion, the words "believes," "anticipates" and "intends" and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward looking. Forward-looking statements include, but are not limited to, statements about our expansion plans, objectives, expectations, intentions, and target market, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in these forward-looking statements, which speak only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described under "Factors Affecting Future Performance, " "Description of Business" and elsewhere in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated events. Readers are urged, however, to review the factors and risks we describe in reports we file from time to time with the Securities and Exchange Commission, which may be accessed at the Commission's web site at www.sec.gov.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Our product suite, Kinnosa, is a proprietary software solution for tracking the complete detailed history of any product or service through the supply and delivery chains. The Kinnosa traceability software application provides a critically important and timely solution that empowers suppliers, manufacturers, and operators to become proactive in managing key development and operations issues. Kinnosa enables the accumulation, analysis and exchange of critical product and process information within and among businesses - regardless of existing technologies and systems used by the enterprises, and without concern for global location, since the information is exchanged through Internet portals.

     We believe Kinnosa will enable its users to dramatically improve product and process quality. With Kinnosa, companies can track and trace product and process details, introducing and managing product changes more effectively, integrating product information with suppliers, and better configuring products to customer needs. Our solution accomplishes these advantages through a unique and trademarked product-centric view, which builds a manufactured product's complete life history. We believe this view is unprecedented and is not available through any other existing packaged software application. With use of the Internet and portal technology, Kinnosa can deliver critical and timely information directly to company users, partners, suppliers and even to customers.

     We believe that Kinnosa provides the measures and controls to facilitate "six-sigma" business process improvements, as well as the controls to enable proactive, targeted resolutions - including design changes, manufacturing and production process improvements and repairs and replacements in the field.

     We believe our product suite to be highly functional and that its acceptance will enable us to meet our business objectives. However, Kinnosa is a new product that has only been deployed in two application settings, the manufacture of Motorola's communication satellites, and, more recently, in Motorola's Aspira telecommunications program. Entrada is an early stage company with no meaningful operating history. Our ability to raise additional capital and to successfully market and support our products will be critical to our success.

ORGANIZATION, HISTORY AND DEVELOPMENT

         Entrada was incorporated in Nevada in August 1999 as a wholly owned subsidiary of The Rotherwood Group, Inc. ("TRG"), a non-trading and inactive public company that acquired CIMsoft, Inc. on September 1, 1999. Concurrently, TRG was merged into Entrada solely to adopt the new Entrada name and to change the state of incorporation from Arizona to Nevada. CIMsoft was formed to develop and sell the Kinnosa product line in May 1999 and had minimal operations prior to its acquisition by TRG on September 1, 1999. On December 15, 1999, CIMsoft merged into Entrada. The combined companies had $47,209 in total revenues for the year ended December 31, 1999 generated from consulting and support services. There were no sales of Kinnosa software products in 1999. During 2000, Entrada's activities consisted mainly of marketing, research and development until its first significant product sale to Motorola, Inc. in December 2000.

THE MARKET

     The market for the Company's Product Traceability application includes all of global product manufacturing and operations - the multi-trillion dollar worldwide industries that collectively represent a significant portion of the global economy. Over time, Kinnosa can also apply to healthcare, financial, telecommunications, governmental, food services and other industries that share the common need for complete traceability of their products and services.

     Our market entry point is in the U.S.-based greater transportation industry, which includes automotive, commercial aerospace, and other transportation systems. This market has been chosen for its characteristics which meet the Company's strategic goals for market entry, including:

     * An Untapped Market - We believe that no comparable solution to the Product Traceability Analysis and Defect Resolution problem has yet been introduced. With Kinnosa, the Company has potential first-mover advantage in this market, as well is in other applications of our products.

     * Eager Buyers - Challenges as a result of defective products and high-profile failures indicate a willing market.

     * Thought Leaders - Because of the high profile created and sustained by companies in this space, we believe success in this market could lead to success in lateral and derivative markets.

     * Expertise and Experience - The Company's management has experience and expertise in this market space, and is familiar with the unique characteristics of companies in this business.

THE KINNOSA PRODUCT SUITE

     Kinnosa is a dynamic, bi-directional repository solution, providing a unified, common data platform for product information that integrates seamlessly with existing systems and environments. Kinnosa connects people (partners, suppliers, customers, management, and internal departments) with systems (design, procurement, finance, claims, manufacturing and customer service) to build a complete Product Biography(TM) and consequently provides enterprise-wide visibility into the intimate details and pedigree of a product and related business processes . Among other uses, this visibility enables a proactive response to potential warranty, recall and product defect problems.

     Kinnosa makes the complete Product Biography visible enterprise-wide to engineering, manufacturing, customer service, management, suppliers and customers. It provides the ability to continuously analyze critical product and process data. Analytical tools provide consistent metrics for effective, proactive measures and preventive initiatives.

     We sell Kinnosa as a "turnkey," complete application that we pre-configure and deliver as an out-of-the-box solution. Kinnosa is additive, leveraging existing systems without replacing anything. Therefore, Kinnosa can be installed and begin providing benefits in a matter of weeks. Kinnosa can also be delivered as stand alone software and by-the-seat through an applications service provider. Because we believe the system is so reliable, we offer remote system administration and maintenance as part of normal support.

MARKET POSITIONING AND STRATEGY

     We plan to create demand for our products through highly focused and targeted campaigns aimed directly at the economic buyers who bear responsibility for the high direct and indirect costs of product failures. Concurrently, brand identity for both the Kinnosa solution and Entrada Software will be developed to directly appeal to the target market as well as to set the stage for longer-term market development.

TARGET MARKET DEVELOPMENT - As an early stage company in an emerging market, we must first help to create the market by encouraging steps and exploiting events that create market momentum. Next, we must develop early-adopter reference customers whose satisfaction and endorsement begin to move the market towards adoption.

BRAND DEVELOPMENT - Concurrent with the development of the early stage market, we have a strategy to develop the Entrada Software and Kinnosa brands. These brand identities will set the stage for the early adopters as well as the longer-term development of the market. In addition to leveraging the above methods, we will apply the tools of advertising and public relations to further develop the brands.

PRICING - The Company prices Kinnosa based on the size and complexity of the application. Current pricing ranges from $50 to $250 thousand for smaller business, up to $2 to $3 million for larger businesses with complex issues.

BUSINESS STRATEGIES -- We intend to combine Kinnosa with solution sales to high technology, transportation and commercial aerospace manufacturers. The Kinnosa product suite is ready for market, and sales efforts have commenced. Indirect sales and services, in both domestic and international markets, are expected to comprise most of our revenues. Also, our product becomes known , we expect to receive additional partnership opportunities in both product lines and marketing. We will operate as primarily as a software and company. We intend to sell a small percentage of our solutions directly to customers in our target market segments. We will develop partner relationships with consulting firms who specialize in providing business solutions, software and support for their manufacturing customers. We also expect to sell our products and services through value-added resellers, also known as VARs.

GROWTH STRATEGY -- We anticipate that Kinnosa sales will begin at a workgroup level with customer accounts. From our experience, we believe that reference sales between divisions and departments of an enterprise will increase sales to the division and enterprise levels. Strategic alliances with consultants and VARs should add license revenues in the future.

     We will continuously consider the acquisition of, or affiliation with, competitors or companies that have related or complementary products. In March 2001, we acquired the intellectual property of Motiva, Inc., a software company in a related market, whose customer base and VAR network represents immediate business and sales opportunities to the Company.

STRATEGIC ALLIANCES -- We will align with technology providers, whose technologies we will embed in our products, and whose relationships we can leverage in marketing and business development. In addition, we will partner with system integrators and business consultancies who have penetration and relationship leverage in our target markets. We will also align with firms who provide key skills for developing tactical business capabilities.

PROPRIETARY POSITION -- We rely upon copyright, trademark and trade secret laws and protective contractual provisions to protect our ownership of and proprietary rights to our products. These laws and provisions provide only limited protection. We do own any patents and have not filed any patent applications. We enter into confidentiality and non-disclosure agreements with our employees, consultants and others, although we have not signed such agreements in every case. See "Factors Affecting Future Performance - Intellectual property claims could be expensive and result in loss of rights."

PRODUCT DEVELOPMENT -- Kinnosa is a functional product suite today, and has been operating in a mission critical product application at a customer's manufacturing facility since 1997. The current product as installed has full functionality and is ready to be delivered to additional customers in our targeted markets.

COMPETITION -- - We believe that Kinnosa offers a powerful combination of functionality, advanced technology, ease of use, and value. Certain attributes of our products compete directly against the products of other companies, such as those selling enterprise resource planning, document management and manufacturing solutions. We believe, however, that no other companies have products that compete against the majority of the attributes and functionality of Kinnosa. Further, we have been advised, by AMR Research and by Technology Evaluation.com, that they are aware of no other application on the market with the capabilities of Kinnosa.

     The markets in which we compete are new, highly competitive, and rapidly changing. We face competition primarily from consultants, tools vendors, enterprise application software vendors, and alliances among them. Many of our potential competitors have longer operating histories and significantly greater resources and name recognition than we do. See "Factors Affecting Future Performance - We are in a highly competitive business." In addition, certain critical functionality within our solution can be provided through custom one-of-a-kind implementations, which are usually developed by consulting firms or by tools vendors building solutions at great expense over long periods of time. We believe that the value of such solutions diminishes rapidly with the length of implementation, and due to the inherent inflexibility of limited scale and minimal reusability. However, many of the purveyors of these solutions have brand recognition and significant financial resources behind them.. We expect to successfully compete based on product capability, speed of implementation, and price.

FACTORS AFFECTING FUTURE PERFORMANCE

     WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES. We commenced operations in 1999, had losses of $1,538,214 and $286,769 for the years ended December 31, 2000 and 1999, respectively, and have limited working capital reserves. We expect to face many operating and industry challenges and will be doing business in a highly competitive industry. We estimate that current reserves will allow us to fund our current level of operations only until April 30, 2001, at which time we will need to raise additional capital. While individual and institutional investors have expressed various levels of interest in making substantial investments in the Company, there is no commitment, guarantee or assurance that any additional capital will be raised by the time our current reserves are gone. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     WE NEED TO RAISE ADDITIONAL CAPITAL TO IMPLEMENT OUR BUSINESS PLAN. In order to meet our operating plan, we plan to hire up to 20 additional employees before June 30, 2001 and up to 30 more employees by December 31, 2001. In addition, we plan to spend significant amounts on our sales and marketing program. Because planned sales will not generate any significant cash flow before June 30, 2001 and will not entirely fund our operations for the year, we believe we will have to raise up to $10 million in additional funds in order to execute our business plan in 2001.

     OUR LENGTHY SALES CYCLE COULD CAUSE DELAYS IN REVENUE. The period between our initial contact with a potential customer and the purchase of our products and services is often long and may have delays associated with the lengthy budgeting and approval process of our customers. While we believe that the sales cycle of our products will decrease over time from the estimated three to six months for our initial sales, there is no degree of certainty that customers will buy our product through a shorter sales cycle. A lengthy sales cycle could have a negative impact on the timing of our revenues, especially our realization of any transaction based revenues, projected cash flow and operations.

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

     WE EXPECT RAPID GROWTH, RESULTING IN SIGNIFICANT MANAGEMENT CHALLENGES. We are an early stage company and we expect to experience very rapid growth in our operations. This growth will place significant pressure on our limited resources and infrastructure. Our officers will need to implement and improve our operational, administrative and financial systems and controls and effectively expand, train and manage our employee base. For our business plan to be successful, we will be required to manage an increasing number of relationships with various customers and other third parties. If we are unable to manage our growth effectively, our business reputation, results of operations and financial condition would be harmed.

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

     INTELLECTUAL PROPERTY CLAIMS COULD BE EXPENSIVE AND RESULT IN LOSS OF RIGHTS. Our property rights to our software products are our primary assets. We plan to protect and enforce our ownership and proprietary rights to our products through copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements and licensing/usage contracts with our customers and employees. However, these protections may not prevent competitors from developing similar software that may have more customer acceptance than our software. In spite or our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into and we may not become aware of, or have adequate remedies in the event of, such breach. While we do not believe that our software products infringe on the intellectual property rights of third parties, infringement claims may be made. We may not have sufficient resources to sustain or defend against such claims, with or without merit, or to pay damages we may owe resulting from such litigation.

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

     WE ARE DEPENDENT UPON CUSTOMER ACCEPTANCE OF OUR PRODUCTS. We have only two sales of our products to date, and are entering a market that may have numerous competitive products. Our ability to meet our projections is dependent on our ability to convince prospective customers that our products are superior to competing products and that we can successfully deliver and service our products. We rely heavily on our relationship with Motorola as the first customer for Kinnosa. We have no long-term agreement with Motorola and no assurances that our existing relationship will continue or expand.

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

     EXISTING MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER ENTRADA. A small number of stockholders, who comprise our executive management, own more than 60% of the voting securities of Entrada. These stockholders, when acting together, can elect or otherwise designate all members of our Board of Directors and decide virtually all other matters voted on by the stockholders. This control by management is expected to continue into the future.

     OUR STOCK IS QUOTED ON THE OTC BULLETIN BOARD AND COULD BE SUBJECT TO EXTREME VOLATILITY. Our common stock is currently quoted under the symbol ETSW on the OTC Bulletin Board, which is characterized by low volume trading, high volatility and large spreads between bid and ask prices. A significant amount of common stock coming on the market at any one time could cause the stock to decline in price. In addition, if we fail to comply with ongoing eligibility rules our common stock can be removed from the OTC Bulletin Board, which would materially adversely affect the liquidity and volatility of our common stock. The Company intends to use its best efforts to continue to meet the eligibility requirements.

     OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN UNDETECTED ERRORS. We cannot be certain that, despite our testing, errors will not be found in current versions, new versions, or enhancements of our products after commencement of their use. Such undetected errors could result in adverse publicity, loss of revenues, delay in market acceptance, or claims against us by customers, all of which could materially adversely affect our business.

ITEM 2. DESCRIPTION OF PROPERTY

     We currently lease a 10,000 square foot facility located in an industrial/commercial park in Scottsdale, Arizona. The lease on the facility is for a term through August 2004, and the annual rental is approximately $170,000. We anticipate acquiring additional facilities for expansion before the end of the current lease term.

ITEM 3. LEGAL PROCEEDINGS

     We are not involved in any litigation, nor are we aware of any potential or threatened litigation, or any asserted claims that may result in litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     Our common stock has traded since March 3, 2000 on the OTC Bulletin Board under the symbol "ETSW." At December 31, 2000, there were approximately 300 Entrada shareholders. Following is the range of the high and low bid information for the year 2000, the only period in which our stock traded. This information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     QUARTER                                     PRICE RANGE
     -------                                     -----------
     First                                       $9.25-2.063
     Second                                      $5.75-2.875
     Third                                       $4.00-2.125
     Fourth                                      $2.687-1.50

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

     Terry L. Simpson, one of CIMsoft's founders and now a major shareholder of Entrada, began working on the Kinnosa software product, then known as CIMbase, in 1990. Between 1993 and 1996, he completed development of Kinnosa and installed the product in several locations as beta sites. In 1996, he joined Sybase, Inc. in order to sell the Kinnosa product to Motorola, Inc. With the support of Sybase, in 1997 the Kinnosa product was installed at Motorola's Satellite Communications Group to assist Motorola in producing Iridium(TM) satellites.

     Entrada was incorporated in Nevada in August 1999 as a wholly owned subsidiary of The Rotherwood Group, Inc. ("TRG"), a non-trading and inactive public company that acquired CIMsoft, Inc. on September 1, 1999. Concurrently, TRG was merged into Entrada solely to adopt the new Entrada name and to change the state of incorporation from Arizona to Nevada. CIMsoft was formed to develop and sell the Kinnosa product line in May 1999 and had minimal operations prior to its acquisition by TRG on September 1, 1999. On December 15, 1999, CIMsoft merged into Entrada. The combined companies had $47,209 in total revenues for the year ended December 31, 1999 generated from consulting and support services. There were no sales of Kinnosa software products in 1999. During 2000, Entrada's activities consisted mainly of marketing, research and development until its first significant product sale to Motorola, Inc. in December 2000.

RESULTS OF OPERATIONS

     The following discussion provides information that we believe will help you understand our financial statements, and should be read along with these financial statements and related notes. The following discussion also contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Factors Affecting Future Performance," "Description of Business" and elsewhere in this report.

YEAR ENDED DECEMBER 31, 1999. Our operations commenced on a limited basis in May 1999. The year ended December 31, 1999 includes the operations of CIMsoft through September 1, the date of merger, and the operations of Entrada Software for the remaining period. CIMsoft had minimal operations prior to the merger, and continued operations under TRG after the acquisition. We generated $47,209 of consulting and support revenue for the period. We did not start active sales of Kinnosa software products in 1999. Our activities for the period consisted primarily of establishing our corporate headquarters, beginning market research and starting enhancements to our product suite. Of the $337,864 of operating expenses for the period, approximately $244,000 was for salaries and other personnel expenses, with the remainder for occupancy, administrative and other costs. We had a net loss of $286,769 for the period.

YEAR ENDED DECEMBER 31, 2000. In the year 2000 our activities consisted mainly of marketing, research and development. We undertook extensive market research, including focus groups, test sales activities, collaboration with market analysts and the preparation of our marketing plan. In the development area, we adapted our product suite for use with an Internet portal front-end, and migrated to the Java programming language. As a result of these activities, we were ready to start active sales efforts in the fourth quarter of the year, and in December closed our first significant sale, to Motorola, Inc. Of the $1,612,970 of operating expenses for the year, approximately $1,085,900 was for salaries and other personnel expenses, $470,000 of which was incurred in research and development. As a result of the above, we had a net loss of $1,538,214 for the year.

LIQUIDITY AND CAPITAL RESERVES

     Since the beginning of operations in May 1999, we have had minimal revenues and generated no significant working capital from operations. In 1999 we raised equity capital of $463,500 to begin our operations. In 2000, we raised $640,000 from the exercise of 427,000 warrants to purchase common stock, and $524,000 through the private placement of 209,000 shares of common stock. These funds of $1,160,000, plus $200,000 remaining from 1999, funded our operations through December 31, 2000, at which time our capital reserves were depleted.

     Subsequent to year-end, the Company raised $125,000 from the issuance of notes convertible into 125,000 shares of Series B preferred stock. We also sold 300,000 shares of Series B preferred stock at $1.00 per share, $200,000 of which had been collected as of March 1, 2001, with the balance of $100,000 due April
1. These funds will allow us to fund our current level of operations until April 30, at which time we will need to raise additional capital. While individual and institutional investors have expressed various levels of interest in making substantial investments in the Company, there is no commitment, guarantee or assurance that any additional capital will be raised by the time our current reserves are gone.

PLAN OF OPERATIONS FOR FISCAL YEAR 2001

     We believe that working capital from financing activities after year-end will be sufficient to fund our operations only until April 30, 2001. In order to meet our operating plan, we plan to hire up to 20 additional employees before June 30 and up to 30 more employees by December 31. In addition, we plan to spend significant amounts on our sales and marketing program. Because planned sales will not generate any significant cash flow before June 30, and will not entirely fund our operations for the year, we believe we will have to raise up to $5 million in additional funds in order to fully execute our business plan in 2001.

     If we are able to raise the additional funds, we believe that we will have sufficient working capital to reach a level of operations that will generate a positive cash flow by the end of 2001. Our operating plan for 2001 projects $4 million in revenue, which, if achieved, may generate both earnings and positive cash flow for the fourth quarter. However, meeting these objectives is contingent upon not only obtaining adequate capital, but also successfully executing our sales and marketing plan.

ITEM 7. FINANCIAL STATEMENTS

                                      Index

Report of Independent Public Accountants..................................... 12

Balance sheets at December 31, 2000 and 1999................................. 13

Statement of Operations for the years ended
  December 31, 2000 and 1999................................................. 14

Statement of Cash Flows for the years ended
  December 31, 2000 and 1999................................................. 15

Statement of Stockholders' Equity for years ended
  December 31, 2000 and 1999................................................. 16

Notes to the Financial Statements............................................ 17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Entrada Software, Inc.

We have audited the accompanying balance sheets of Entrada Software, Inc. (a Nevada corporation; the "Company") as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entrada Software, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company commenced operations in 1999, had losses of $1,538,214 and $286,769 for the years ended December 31, 2000 and 1999, respectively, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



MARSHALL & WEBER, CPA'S, P.L.C.
Scottsdale, Arizona
March 6, 2001

                             ENTRADA SOFTWARE, INC.

================================================================================

                                 BALANCE SHEETS
                           December 31, 2000 and 1999

                                  ASSETS                                    2000              1999
                                                                        -----------        -----------
Current assets
  Cash and cash equivalents                                             $     4,224        $   211,088
  Prepaid expenses and deposits                                              16,317             10,312
                                                                        -----------        -----------
       Total current assets                                                  20,541            221,400
                                                                        -----------        -----------

Furniture, fixtures and equipment                                           141,033             37,716
Less accumulated depreciation                                               (22,357)            (1,713)
                                                                        -----------        -----------
       Net furniture, fixtures and equipment                                118,676             36,003
                                                                        -----------        -----------

Deposits                                                                     27,238             16,090
Intellectual property, net of accumulated amortization                       14,402              7,600
                                                                        -----------        -----------
       Total assets                                                     $   180,857        $   281,093
                                                                        ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                     179,070             29,871
  Due to officers                                                            45,522
  Deferred revenue                                                           37,500             23,334
  Notes payable                                                              89,100             49,100
                                                                        -----------        -----------
       Total current liabilities                                            351,192            102,305
                                                                        -----------        -----------

Other liabilities                                                            46,917              5,794
                                                                        -----------        -----------
       Total liabilities                                                    398,109            108,099
                                                                        -----------        -----------
Commitments

Stockholders' equity
  Serial preferred stock, $.001 par value; authorized 5,000,000 shares Series A convertible preferred stock, $.001 par value;
   $1.00 liquidation preference, 250,000 shares authorized, issued
   and outstanding                                                             250                250
  Common stock; $.001 par value, authorized 70,000,000 shares,
   7,381,676 and 6,730,180 shares issued and outstanding in 2000
   and 1999, respectively                                                     7,381              6,730
  Paid in capital                                                         1,628,838            456,520
  Accumulated deficit                                                    (1,853,721)          (290,506)
                                                                        -----------        -----------
       Total stockholders' equity (deficit)                                (217,252)           172,994
                                                                        -----------        -----------
       Total liabilities and stockholders' equity                       $   180,857        $   281,093
                                                                        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.

================================================================================

                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2000 and 1999

                                                                   2000              1999
                                                               -----------       -----------
Licensing and support revenue                                  $    64,280       $    47,209
Selling, general and administrative expenses                     1,612,970           337,864
                                                               -----------       -----------
       Loss from operations                                     (1,548,690)         (290,665)
                                                               -----------       -----------
Other income (expense)
  Interest expense                                                  (7,846)           (1,852)
  Interest income                                                   18,322             5,738
                                                               -----------       -----------
       Total other income                                           10,486             3,886
                                                               -----------       -----------

       Net loss                                                $(1,538,214)      $  (286,769)
                                                               ===========       ===========
Loss per common share
  Basic                                                        $      (.21)      $      (.05)
                                                               ===========       ===========
  Diluted                                                      $      (.21)      $      (.05)
                                                               ===========       ===========
Weighted average number of common shares outstanding
  Basic                                                          7,249,501         5,338,998
                                                               ===========       ===========
  Diluted                                                        7,249,501         5,338,998
                                                               ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.

================================================================================

                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2000 and 1999

                                                                       2000                1999
                                                                   -----------          -----------
Cash flows from operating activities:
  Net loss                                                         $(1,538,214)         $  (286,769)
  Reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                       21,424                1,973
    Changes in assets and liabilities:
      Stock issued for services                                         13,867               49,100
      Prepaid expenses and deposits                                    (17,153)             (26,402)
      Deferred revenue                                                  14,166               23,334
      Payables, accruals and other liabilities                         210,843               31,928
                                                                   -----------          -----------
          Net cash used in operating activities                     (1,295,067)            (206,836)
                                                                   -----------          -----------
Cash flows from financing activities:
  Sale of common stock                                               1,159,102              309,600
  Sale of Series A preferred stock                                          --              150,000
  Proceeds from notes payable                                           40,000                   --
                                                                   -----------          -----------
          Net cash provided by financing activities                  1,199,102              459,600
                                                                   -----------          -----------
Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment                       (103,317)             (37,716)
  Cash paid for intangible assets                                       (7,582)              (3,960)
                                                                   -----------          -----------
          Net cash used in investing activities                       (110,899)             (41,676)
                                                                   -----------          -----------

Net increase (decrease) in cash                                       (206,864)             211,088
Cash, beginning of year                                                211,088                   --
                                                                   -----------          -----------
Cash, end of year                                                  $     4,224          $   211,088
                                                                   ===========          ===========
Supplemental disclosure of non-cash investing activities:
  Stock issued in exchange for technology                                   --          $     3,900
                                                                   ===========          ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $     4,835          $     1,852
                                                                   ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.

================================================================================

                        STATEMENT OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 2000 and 1999

                                                           Series A
                                   Common Stock         Preferred Stock
                                ------------------      ----------------     Paid in      Accumulated     Stockholders'
                                Shares      Amount      Shares    Amount     Capital        Deficit     Equity (Deficit)
                                ------      ------      ------    ------     -------        -------     ----------------
January 1, 1999                       --         --          --      --             --             --              --
  Sale of common stock         5,400,008    $ 5,400                            308,100                        313,500
  Sale of preferred stock                               150,000   $ 150    $   149,850                    $   150,000
  Re-capitalization as a
   result of merger            1,330,172      1,330     100,000     100         (1,430)
  Accrued dividends                                                                            (3,737)         (3,737)
  Net loss                                                                                   (286,769)       (286,769)
                              ----------    -------    --------   -----    -----------    -----------     -----------
December 31, 1999              6,730,180    $ 6,730     250,000   $ 250    $   456,520    $  (290,506)    $   172,994
  Sale of common stock           651,496        651                          1,176,719                      1,177,370
  Accrued dividends                                                                           (25,001)        (25,001)
  Warrant redemption                                                            (4,401)                        (4,401)
  Net loss                                                                                 (1,538,214)     (1,538,214)
                              ----------    -------    --------   -----    -----------    -----------     -----------
December 31, 2000              7,381,676    $ 7,381     250,000   $ 250    $ 1,628,838    $(1,853,721)    $  (217,252)
                              ==========    =======    ========   =====    ===========    ===========     ===========

    The accompanying notes are an integral part of these financial statements

                             ENTRADA SOFTWARE, INC.

================================================================================

                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


(1) ORGANIZATION AND OPERATIONS

BACKGROUND AND CURRENT OPERATIONS

     Entrada Software, Inc. (a Nevada corporation, the "Company") was incorporated in Delaware on May 7, 1998 as CIMsoft, Inc., and commenced limited operations in 1999. The Company has developed and currently markets software that tracks product content information for manufacturers and their suppliers and customers. The Company's software enables manufacturers to shorten product development times, introduce and manage product changes effectively, manage product defect, warranty and recall issues, integrate product information with suppliers and configure products to customer needs.

     On September 1, 1999 The Rotherwood Group, Inc. ("TRG"), a non-trading public company with no operations, acquired all the outstanding stock of CIMsoft in exchange for 27,000,000 shares of TRG common stock. After the acquisition, TRG reverse split its common stock on a one-for-five basis, and reincorporated in Nevada as Entrada Software, Inc. In December 1999 CIMsoft was merged into the Company, and ceased to exist. As a result of these transactions, the former CIMsoft stockholders held approximately 77% of the Company's common stock, and the Company is continuing the business and operations started by CIMsoft.

MANAGEMENT PLANS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had limited operations in 2000, had losses of $1,538,214 and $286,769 for the years ended December 31, 2000 and 1999, respectively, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

     Capital reserves at December 31, 2000 were essentially depleted. Subsequent to year-end, the Company raised $125,000 from the issuance of notes convertible into 125,000 shares of Series B preferred stock. We also sold 300,000 shares of Series B preferred stock at $1.00 per share, $200,000 of which had been collected as of March 1, 2001, with the balance of $100,000 due April 1. These funds will allow us to fund operations at the current level until April 30, at which time we will need to raise additional capital.

     If the Company is unable to produce sales as expected and/or raise additional interim capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

BASIS OF PRESENTATION

     For financial accounting purposes, the acquisition of CIMsoft, Inc. was treated as a re-capitalization with CIMsoft as the acquirer. The accompanying financial statements include the operations of CIMsoft for the period January 1, 1999 (the commencement of operations) to September 1, 1999 (when it ceased operations), and Entrada for the period September 1, 1999 to December 31, 1999, and for the year ended December 31, 2000.

(2) SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and liquid investments with a maturity of three months or less.

INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, which requires the use of an asset and liability approach. The Company had a net operating loss for tax purposes of approximately $1,750,000 at December 31, 2000. The effect of recognizing the tax effect of this loss resulted in a deferred income tax asset of approximately $736,000, which was fully offset by an equal valuation allowance.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT

     Research and development costs, which were approximately $450,000 for the year ended December 31, 2000, are charged to operations as incurred.

ADVERTISING COSTS

     The Company has incurred no advertising expense to date. Advertising costs will be charged to operations when incurred.

FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consists primarily of computer equipment and office furniture, is recorded at cost and is depreciated using the straight line method over estimated useful lives of generally five years. Management has evaluated the carrying value of all long-lived assets in accordance with SFAS No, 121, and believes that no adjustment of carrying values is necessary. Depreciation expense for the years ended December 31, 2000 and 1999 was $21,424 and $1,713, respectively.

INTANGIBLE ASSETS

     Intangible assets consist of the cost of acquiring the intellectual property that is the basis for the Company's software products, and the cost of applying for trademarks on the Company's proprietary names. Intangible assets are amortized on the straight-line basis over three years.

REVENUE RECOGNITION

     The Company recognizes revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The Company derives revenues from the license of software products under software license agreements, the delivery of professional services and software maintenance services. If sales contracts contain multiple elements, and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9.

     License revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection is probable, and delivery and customer acceptance of the software products have occurred, if required under the terms of the contract. In the event the Company grants its customers the right to specified upgrades, license revenue is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then an amount equal to this fair value is deferred. If vendor-specific objective evidence of fair value for the upgrade does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. Allowances for estimated returns are provided upon product delivery. In instances where vendor obligations remain, revenues are deferred until the obligation has been satisfied.

     Revenues from professional services consist of implementation and training services. Training revenues are recognized as the services are performed. Since implementation services are typically performed under fixed-price contracts, revenues are recognized upon customer acceptance. A provision for estimated losses on fixed-price professional service contracts is recognized in the period in which the loss becomes known.

     Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support. Maintenance revenues are recognized ratably over the term of the maintenance contract, which is generally twelve months.

LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company had convertible preferred stock, options and warrants outstanding that were potential common stock at December 31, 2000 and 1999. However, these securities and the preferred stock dividends were not considered in the calculation for diluted earnings per share because the effect would be anti-dilutive.

(3) NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

     The Company has a $49,100 unsecured note, due to an officer, that has a 9% interest rate, is due April 30, 2001 and is convertible into 49,100 shares of Series B preferred stock. The Company also has a $40,000 unsecured note, due to a stockholder, that has a 9% interest rate, is due April 30, 2001 and is convertible into 40,000 shares of Series B preferred stock.

     At December 31, 2000 the Company had a payable of $45,522, to officers, that consisted of deferred salary and other expenses incurred on behalf of the Company. Subsequent to year-end, the amounts due were converted into notes payable with the same terms as the notes in the preceding paragraph.

(4) STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company's Board of Directors divides preferred shares into series and fixes dividend rates, designations, preferences and privileges.

SERIES A PREFERRED STOCK

     The Company designated 250,000 shares as Series A convertible preferred stock. In connection with an agreement to convert certain debt of our predecessor, TRG, a stockholder was issued 100,000 of Series A stock. The same stockholder purchased 150,000 additional shares of Series A stock for $150,000 upon closing of the acquisition of CIMsoft by the Company.

     Series A stock has a $1.00 per share liquidation preference and a 10% cumulative dividend. Each share of Series A stock is convertible into 1.06 shares of common stock. We may redeem the shares of Series A Preferred at $1.00 per share plus any unpaid dividends. Under certain circumstances we may not establish a series of preferred superior to the Series A preferred, without the consent of the Series A stockholders. The holders of the Series A preferred have preference, over common stockholders, in payment of dividends and in liquidation distributions. In the event of any liquidation of the Company, the holders of the Series A preferred will receive any cumulative but unpaid dividends, in addition to a $1.00 per share liquidation preference, before the common stockholders receive any assets.

     The holders of the Series A preferred are entitled to votes equal to the number of shares of common stock into which these shares are convertible. Holders of shares of Series A preferred will generally vote with the holders of common stock, as a class, on all matters except for matters where vote as a class is specified. The accrued, but undeclared, dividend on the Series A preferred stock was $28,739 at December 31, 2000.

SERIES B PREFERRED STOCK

     In January 2001, 1,000,000 shares were designated as Series B convertible preferred stock. Series B stock has a liquidation preference equal to the amount paid to the Company by the purchaser. Each share of Series B preferred is convertible into one share of common stock. Under certain circumstances we may not establish a series of preferred superior to the Series B preferred, without the consent of the Series B stockholders. The holders of the Series B preferred have preference, over all other stockholders, in liquidation distributions. In the event of any liquidation of the Company, the holders of the Series B preferred will receive a liquidation preference before the common and Series A stockholders receive any assets.

     The holders of the Series B preferred are entitled to votes equal to the number of shares of common stock into which these shares are convertible. Holders of shares of Series B preferred will generally vote with the holders of common stock as a class on all matters except for matters where vote as a class is specified.

STOCK OPTION PLAN

     The Company's1999 Equity Incentive Plan reserves 2,100,000 shares of common stock for option and stock grants, and expires September 30, 2009. As of December 31, 2000, the Company had granted 456,000 options with generally a four-year vesting period. 105,000 options had a $.50 exercise price, and 351,000 options had a $2.50 exercise price. 43,200 options were exercisable at December 31, 2000, and none had been exercised. Option activity was as follows:

                                                        2000              1999
                                                      --------          -------
     Balance at beginning of year                      295,000               --
       Options granted                                 811,000          295,000
       Options cancelled                              (650,000)
                                                      --------          -------
     Balance at end of year                            456,000          295,000
                                                      ========          =======

     The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25 rather than SFAS No, 123. This allows the Company to present pro forma disclosure of the effects of granting stock options, rather than record the calculated expense, if any, in the financial statements. For the years ended December 31, 2000 and 1999 the Company determined that the effect of granting options was immaterial.

COMMON STOCK WARRANTS

     At December 31, 1999 the Company had 500,000 warrants outstanding, each exercisable to purchase one share of common stock for $1.50. In 2000 the Company called all 500,000 warrants, of which 426,655 were exercised. Subsequently, 371 warrants were presented for redemption at $.06 per warrant, and the Company has provided a redemption accrual for the remaining 72,974 warrants, which may be presented for redemption at any time.

     In connection with financing activities, the Company granted 50,000 warrants to a third party intermediary. The warrants are exercisable to purchase common stock at $.50 per share for a period of five years.

     As part of a loan agreement with a stockholder, the Company granted the stockholder 8,000 warrants to purchase common stock at $1.00 per share for a period of two years.

     The Company granted 1,000 warrants to a third party to purchase common stock at $2.00 per share for a period of two years.

(5) ACQUISITION OF TECHNOLOGY

     In January 1999 the Company acquired the technology, underlying its suite of software products, from a founder of the Company in exchange for 3,183,674 shares of common stock. The cost of the technology is being amortized over three years starting in September 1999.

(6) COMMITMENTS

EMPLOYMENT CONTRACTS

     The Company has employment contracts with three executive officers/stockholders that require exclusive service to the Company in exchange for up to nine month's salary continuation in certain events of termination.

LEASES

     The Company leases its corporate offices for minimum annual rent of approximately $170,000 through August 2004. The Company also leases computer and other office equipment under operating leases through 2003. Future minimum lease payments are as follows:

         Year ending December 31:
                  2001                                      $180,000
                  2002                                       186,000
                  2003                                       183,000
                  2004                                       134,000
                                                            --------
                         Total                              $683,000
                                                            ========

     Total rent expense for the years ended December 31, 2000 and 1999 was $116,000 and $19,000, respectively.

(7) CONCENTRATIONS

     Substantially all the Company's revenue for the years 2000 and 1999 was from a single customer. As the Company expands its planned sales activities, it expects to significantly broaden its customer base.

     Although the Company's cash balances may at times exceed federally insured deposit limits, At December 31, 2000, these limits were not exceeded.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of Entrada are:

NAME                     AGE             POSITION
----                     ---             --------
Bruce D. Williams         45    Director, President and Chief Executive Officer
Terry L. Simpson          49    Director and Chief Technical Officer
Terry J. Gustafson        55    Chief Financial Officer, Secretary and Treasurer
Michael S. Williams       54    Director

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

     MICHAEL S. WILLIAMS. Mr. Williams, who is not related to Bruce D. Williams, served as a Director of Entrada since September 1999. Since December 1995, Mr. Williams' sole occupation has been as the CEO and Chief Portfolio Officer of Aztore Holdings, Inc., a public investment company ("Aztore"). Since 1994, Mr. Williams served in similar capacities with Bulldog Investment Company, L.L.C. ("Bulldog"), a predecessor to Aztore. Bulldog and Aztore both act as merchant bankers and specialize in early stage public companies and companies in turnaround situations. In his capacity of advising such companies, Mr. Williams has served as an officer and director for companies that were involved in bankruptcy proceedings. Aztore was the controlling shareholder of TRG until TRG acquired CIMsoft in September 1999.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation earned by Entrada's Chief Executive Officer for services to Entrada during the fiscal years ended December 31, 1999 and 2000. No officer of Entrada received salary or bonus in excess of $100,000 during these periods.

                           SUMMARY COMPENSATION TABLE

                                                                  LONG TERM
                                                                 COMP AWARDS
                                                                 -----------
                                                                  SECURITIES
   NAME/POSITION                 YEAR           SALARY        UNDERLYING OPTIONS
   -------------                 ----           ------        ------------------
Bruce D. Williams, CEO           2000          $86,667              10,000
                                 1999          $26,250

                OPTIONS GRANTED AND EXERCISED IN LAST FISCAL YEAR

     The following table sets forth information with respect to stock options granted to the Chief Executive Officer during 2000, including the potential realizable value over the 10 year term of the options based on assumed rates of stock appreciation of 5% and 10%, compounded annually, over the per share exercise price of the option, which was the per share market price at the time of the grant. These assumed rates of appreciation comply with the rules of the SEC and do not represent Entrada's estimate of future stock price.

                                                                                          REALIZABLE VALUE AT
                                           PERCENTAGE OF                                ASSUMED ANNUAL RATES OF
                            NUMBER OF      TOTAL OPTIONS                               STOCK PRICE APPRECIATION
                            SECURITIES       GRANTED TO                                     FOR OPTION TERM
                            UNDERLYING      EMPLOYEES IN    EXERCISE     EXPIRATION    ------------------------
    NAME/POSITION            OPTIONS        FISCAL YEAR      PRICE          DATE         5%               10%
    -------------            -------        -----------      -----          ----       -------          -------
Bruce D. Williams, CEO        10,000             1%          $2.50          2010       $15,700          $39,800

         AGGREGATED OPTIONS EXERCISED IN 2000 AND YEAR-END OPTION VALUES

         The following table sets forth for the Chief Executive Officer the shares acquired and the value realized on each exercise of stock options during the year ended December 31, 2000 and the number and value of securities underlying unexercised options held by such officer at December 31, 2000.

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN THE
                                                                OPTIONS AT                 MONEY OPTIONS AT
                            SHARES                           DECEMBER 31, 2000           DECEMBER 31, 2000(2)
                          ACQUIRED ON       VALUE       --------------------------    --------------------------
NAME                       EXERCISE      RECEIVED(1)    EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                       --------      -----------    -----------  -------------    -----------  -------------
Bruce D. Williams, CEO         --           $  --            --          10,000          $  --        $  --

----------
(1) Based on the fair market value of the Company's Common Stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.
(2) Based on the fair market value of the Company's Common Stock as of December 31, 2000, minus the exercise price, multiplied by the number of shares underlying the options.

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

STOCK OPTION PLAN

     The Company's 1999 Equity Incentive Plan reserves 2,100,000 shares of common stock for option and stock grants, and expires September 30, 2009. As of December 31, 2000, the Company had granted 456,000 options with generally a four-year vesting period. 105,000 options had a $.50 exercise price, and 351,000 options had a $2.50 exercise price. 43,200 options were exercisable at December 31, 2000, and none had been exercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2000, the ownership of each person known by us to be the beneficial owner of five percent or more of Entrada's common stock, each officer and director individually, and all officers and directors as a group. Entrada has been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

                                          Share Amounts and           Percent
Name and Address of Beneficial Owner     Nature of Ownership          of Class
------------------------------------     -------------------          --------

Terry L. Simpson
18775 N. 95th Way
Scottsdale, Arizona 85255                      3,183,674              43.13%(1)

Bruce D. Williams
5201 E. Morning Vista Lane
Cave Creek, Arizona 85331                        979,592              13.27%(1)

Terry J. Gustafson
7363 E. Onyx Court
Scottsdale, Arizona 85258                        734,694               9.95%(1)

Michael S. Williams
3710 E. Kent Drive
Phoenix, Arizona 85044                         1,540,824(3)           20.13%(2)

Aztore Holdings, Inc.
3710 E. Kent Drive
Phoenix, Arizona 85044                         1,398,526(3)           18.27%(2)

All Directors and Officers
 as a Group (4 persons)                        6,441,345              84.17%(2)

----------
(1)  Based on 7,381,676 shares of common stock outstanding at December 31, 2000.
(2) Based on 7,653,226 shares of common stock outstanding, including 7,381,676 shares outstanding at December 31, 2000, the assumed exercise of 8,000 warrants and the assumed conversion of 250,000 shares of Series A preferred stock into 264,550 shares of common stock.
(3) Includes 142,298 shares of common stock owned by Mr. Michael S. Williams, and 1,398,526 shares held by Aztore Holdings, Inc. including 1,125,976 shares of common stock, the assumed exercise of 8,000 warrants and 250,000 shares of Series A preferred stock convertible into 264,550 shares of common stock. Mr. Williams is deemed to have beneficial ownership of the shares held by Aztore Holdings, Inc. due to his power to vote and sell these shares. Mr. Williams disclaims beneficial ownership except to the extent of his ownership of Aztore Holdings, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 2000, Aztore Holdings loaned the Company $40,000 under an unsecured note, bearing 9% interest, due April 30, 2001 and convertible into 40,000 shares of Series B convertible preferred stock. In addition, Aztore was granted warrants to purchase 8,000 shares of common stock at $1.00 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

2.1 (1) Stock Exchange Agreement by and between TRG and CIMsoft, dated as of August 4, 1999

3.1 (1)   Articles of Incorporation of Entrada

3.2 (1) Certificate of Designation/Resolution of Designation - Series A 10% Cumulative Convertible Preferred Stock

3.2(a) Certificate of Designation/Resolution of Designation - Series B Convertible Preferred Stock

3.3 (1)   Bylaws of Entrada

4.1 (1)   Specimen common stock certificate of Entrada

10.1 (1)  Commercial lease dated August 22, 1999

10.2 (1)  Entrada 1999 Equity Incentive Plan, Effective July 23, 1999

10.3 (1) Employment Agreement by and between Entrada and Bruce Williams, dated as of July 26, 1999

10.4 (1) Employment Agreement by and between Entrada and Terry Gustafson, dated as of September 1, 1998

10.5 (1) Employment Agreement by and between Entrada and Terry Simpson, dated as of August 1, 1998

----------
(1) Incorporated by reference from Entrada's Form 10-SB filed with the Securities and Exchange Commission on December 10, 1999.

REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entrada Software, Inc.
(Registrant)


By /s/ Bruce D. Williams
   ------------------------------------------
   Bruce D. Williams, Chief Executive Officer

Date: March 23, 2001


By /s/ Terry J. Gustafson
   ------------------------------------------
   Terry J. Gustafson, Chief Financial Officer

Date: March 23, 2001


By /s/ Terry L. Simpson
   ------------------------------------------
   Terry L. Simpson, Chairman

Date: March 23, 2001


By /s/ Bruce D. Williams
   ------------------------------------------
   Bruce D. Williams, Director

Date: March 23, 2001


By /s/ Michael S. Williams
   ------------------------------------------
   Michael S. Williams, Director

Date: March 23, 2001