Form 10QSB
period 2001-03-31
ENTRADA SOFTWARE INC
filed 2001-05-10
CIK 1100871

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

             For the transition period from __________ to __________

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

     The number of shares outstanding of the registrant's common equity as of March 31, 2001 was 7,381,676 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             ENTRADA SOFTWARE, INC.
                           INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial statements                                                   3

          Balance sheet at March 31, 2001                                      3

          Statement of operations for the three months ended
            March 31, 2001 and 2000                                            4

          Statement of cash flows for the three months ended
            March 31, 2001 and 2000                                            5

          Notes to the financial statements                                    6

Item 2. Management's discussion and analysis of financial condition
          and results of operations                                            7

PART II. OTHER INFORMATION

Item 2. Changes in securities                                                 12

Item 4. Submission of Matters to Vote of Security Holders                     12

Item 6. Exhibits and reports of Form 8-K                                      12

Signatures                                                                    13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ENTRADA SOFTWARE, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2001


                                     ASSETS

Current assets
  Cash and cash equivalents                                         $     2,361
  Prepaid expenses and deposits                                          17,077
                                                                    -----------
       Total current assets                                              19,438
                                                                    -----------

Furniture, fixtures and equipment                                       143,784
Less accumulated depreciation                                           (29,952)
                                                                    -----------
       Net furniture, fixtures and equipment                            113,832
                                                                    -----------

Deposits                                                                 27,238
Intellectual property, net                                               24,040
                                                                    -----------
       Total assets                                                 $   184,548
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                             $   258,843
  Deferred revenue                                                       26,250
  Notes payable                                                         257,626
                                                                    -----------
       Total current liabilities                                        542,719
                                                                    -----------

Other liabilities                                                        57,065
                                                                    -----------
       Total liabilities                                                599,784
                                                                    -----------

Stockholders' equity
  Serial preferred stock, $.001 par value; authorized 5,000,000 shares Series A convertible preferred stock, $.001 par value;
   $1.00 liquidation preference, 250,000 shares authorized,
   issued and outstanding                                                   250
  Series B convertible preferred stock, $.001 par value;
   $1.00 liquidation preference, 1,000,000 shares authorized,
   222,000 issued and outstanding                                           222
  Common stock; $.001 par value, authorized 70,000,000 shares,
    7,381,676 shares issued and outstanding                               7,381
  Paid in capital                                                     1,851,065
  Accumulated deficit                                                (2,274,154)
                                                                    -----------
       Total stockholders' equity                                      (415,236)
                                                                    -----------
       Total liabilities and stockholders' equity                   $   184,548
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                       2001             2000
                                                    ----------       ----------

Support and license revenue                         $   12,975       $    6,999

Operating expenses:
  Administration, finance and general                  180,642          143,016
  Sales and marketing                                   92,286          115,770
  Research and development                             149,277           71,664
                                                    ----------       ----------
      Total operating expenses                         422,205          330,450
                                                    ----------       ----------

      Loss from operations                            (409,230)        (323,451)
                                                    ----------       ----------
Other income (expense)
  Interest expense                                      (4,953)          (1,102)
  Interest income                                                         3,550
                                                    ----------       ----------
      Total other income (expense)                      (4,953)           2,448
                                                    ----------       ----------

      Net loss                                      $ (414,183)      $ (321,003)
                                                    ==========       ==========
Loss per common share
  Basic                                             $    (.056)      $    (.047)
                                                    ==========       ==========
  Diluted                                           $    (.056)      $    (.047)
                                                    ==========       ==========
Weighted average number of common shares
outstanding
  Basic                                              7,381,676        6,885,563
                                                    ==========       ==========
  Diluted                                            7,381,676        6,885,563
                                                    ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                        2001            2000
                                                      ---------       ---------
Cash flows from operating activities:
  Net loss                                            $(414,183)      $(321,003)
  Adjustments:
   Depreciation and amortization                          7,957           2,685
   Stock issued for services                             19,850           6,000
   Changes in assets and liabilities:
    Prepaid expenses and deposits                       (17,660)        (38,753)
    Deferred revenue                                    (11,250)         (6,999)
    Payables, accruals and other liabilities             98,575          31,073
                                                      ---------       ---------
         Net cash used in operating activities         (316,711)       (326,997)
                                                      ---------       ---------

Cash flows from financing activities:
  Proceeds from notes                                   125,000
  Sale of common and preferred stock                    202,599         795,201
                                                      ---------       ---------
         Net cash provided by financing activities      327,599         795,201
                                                      ---------       ---------

Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment          (2,751)        (26,067)
  Purchase of intangible assets                         (10,000)         (6,382)
                                                      ---------       ---------
         Net cash used in investing activities          (12,751)        (32,449)
                                                      ---------       ---------

Net increase (decrease) in cash                          (1,863)        435,755
Cash, beginning of period                                 4,224         211,088
                                                      ---------       ---------
Cash, end of period                                       2,361       $ 646,843
                                                      =========       =========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                     --       $   1,102
                                                      =========       =========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2001


(1) BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles "GAAP" for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-month period ending March 31, 2001 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's financial statements and notes in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

(2) STOCKHOLDERS' EQUITY:

EMPLOYEE STOCK OPTION PLAN

     The 1999 Equity Incentive Plan reserves 2,100,000 shares of common stock for option and stock grants, and expires September 30, 2009. As of March 31, 2001, the Company had granted options for 641,626 shares with a four year vesting period and exercise prices of $.50 to $2.50 per share. Options to purchase 226,626 shares had vested and were exercisable, and none had been exercised.

(3) NOTES PAYABLE:

     The Company has approximately $258,000 of convertible notes payable that were due April 30, 2001. Subsequent to March 31, all note holders agreed to extend these notes to either June 30 or July 31, 2001 on the same terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could differ materially from those anticipated by such forward-looking statements. In addition, our actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under Factors Affecting Future Performance below and under "Description of Business," "Competition," "Factors Affecting Future Performance" and elsewhere in our SEC filings, including our annual report on Form 10-KSB. We undertake no obligation to publicly update, review or revise any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which these statements are based. Our filings with the SEC, including the Form 10-KSB, may be accessed at the SEC's Web site, .

OVERVIEW

     Entrada Software develops and markets a suite of business software which can dramatically improve quality and significantly reduce cycle times for manufacturers and operators of complex products and systems. Entrada's software gathers and delivers key information for businesses, and their suppliers and customers, and optimizes business interactions and commerce across extended supply and value chains in ways that existing business software systems cannot. Entrada's KINNOSA software is a system for business and product traceability - a breakthrough solution that businesses apply to become proactive and comprehensive in dealing with the complete life cycle of complex products and systems. This is accomplished through our unique and trademarked PRODUCT-CENTRIC(TM) approach. Kinnosa captures the evolving plethora of design, development, and related business information into a structured PRODUCT BIOGRAPHY(TM). It then enables the accumulation, analysis and exchange of PRODUCT BIOGRAPHY(TM) information within and among the people in businesses, in conjunction with the existing technologies and systems used by the enterprises, without concern for global location, since the information is exchanged through Internet portals.

     The Kinnosa portal is a single point of access that deploys instantly and delivers information to any authorized user worldwide via the Internet. The content is naturally tailored, based on a user's role and relationships. Whether a supplier or customer, executive, engineer or assembler, the Kinnosa portal delivers specific, targeted, pertinent information. With Kinnosa, manufacturers and everyone in their entire supply and value chains can interact about any aspect of a product or system and its associated process and business information. In addition, users can track and record product incident data, allowing early detection of defects or potential claims. The results are dramatic reductions in cycle times, improved product quality, and sharpened customer focus.

     Kinnosa has been incubated in a partnership with Motorola, Inc, is presently installed and operational in two sites. The results have fully met expectations and form the reference and technical bases for broad commercial deployment into Entrada's target markets. We are now in the process of securing the additional capital required to penetrate these markets.

     As part of our marketing strategy, in March 2001, we completed the acquisition of the products and other intangible assets of the Motiva Software, Inc. Motiva had a world-wide base of over 200 customers for its electronic document management products, known as DESIGN GROUP and ECHANGE SOLUTIONS, and had generated sales of over $4 million through eight months of 2000, prior to ceasing operations in October. Through an extensive discovery, diligence, and negotiation process, we recognize these products and the related business opportunities as complementary to our Kinnosa products and strategies. We began May 1st to provide technical support and upgrades for the acquired product line.

     Our objectives in acquiring the Motiva assets are several:

          (1) Generate immediate revenue from supporting former Motiva customers and users.
          (2) Generate incremental license revenue from existing and new customers.
          (3) Incorporate features from the Motiva products into Kinnosa, and vice-versa, and offer a more comprehensive suite of products.
          (4) Selectively migrate Motiva customers to Entrada's Kinnosa product, as appropriate.

     Through May 9, 2001, the Company had billed $28,000 of support revenue for these products, and had outstanding proposals for $750,000 in additional support and software licenses.

     While there are no assurances that we will be successful in exploiting the value of these assets, we believe that the acquisition gives us a market-accepted product, access to an established customer base, support and sales revenue potential and future opportunities to sell Kinnosa products to certain customers with which we already have a relationship.

OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

     We began early sales activities in the fourth quarter of 2000, and completed our first significant sale in December 2000. While we have continued to increase our sales activities, the sales cycle for our products is lengthy - up to twelve months - and as such we have not realized additional revenues from sales of Kinnosa. As noted above in OVERVIEW, we acquired the Motiva line in March, and began developing relationships with the related customers. Our billing for software support began in April, and so no related revenue was recognized in the quarter ended March 31, 2001. In summary, we had an operating loss of $409,230 for the three months ended March 31, 2001. Of the $422,205 of operating expenses for the period, approximately $266,000 was related to salaries and other personnel expenses, $44,000 was spent on business development and the remainder of $112,205 was for occupancy, administrative and other costs.

OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

     We first started our business in September 1999. Once we established our corporate offices and hired our core staff, our efforts first focused on the product and market research we needed to develop competitive and differentiating extensions and additions to our existing core Kinnosa product. We began preparing marketing materials and commenced initial exploratory market and business development activities in the first quarter of the year. Based on the information we gathered from these efforts, we began refining our market messages, completing our software extensions, and developing our first targeted sales activities. Since the sales cycle for our initial product offering will be lengthy - up to twelve months - we expected revenues from customer sales to begin late in the year 2000. In summary, we experience an operating net loss of $321,003 for the three months ended March 31, 2000. Of the $330,450 of operating expenses for the period, approximately $203,000 were related to salaries and other personnel expenses, $34,000 was spent on our marketing program and the remainder of $93,450 was for occupancy, administrative and other costs.

LIQUIDITY AND CAPITAL RESERVES

     As expected, we had limited revenues and generated no significant working capital from operations for the year 2000 and for the quarter ended March 31, 2001. Most of the year 2000 was focused on investment in completing our products and enhancing our marketing message. Business development activities began late in 2000, but because of the long and careful sales process in developing the initial market entries, no significant revenues were anticipated nor generated. Until significant sales revenues begin to flow, we plan to fund operations by raising additional equity capital. Until we transition to institutional financing, we maintain minimal cash reserves: a mere $2,361 at March 31, 2001. We then infused $100,000 in April, sufficient to fund our operations until May 15, 2001, at which time additional funds will be solicited, in balance with projected cash flows.

PLAN OF OPERATIONS FOR FISCAL YEAR 2001

     We have begun to generate initial operating revenues, both from our Kinnosa product suite and from the Motiva acquisition. These will increase as the year progresses, but in aggregate we expect to continue to incur net losses for the foreseeable future and do not project a profit for the year.

     During the quarter ended March 31, 2001, we raised $200,000 from the sale of preferred stock, with an additional $100,000 invested on April 1. In addition, we received working capital loans of $125,000.

     During the first quarter of 2001, we began efforts to place up to $5 million of preferred stock. While there are no assurances that we will be successful in raising any significant amount in this effort, potential investors have expressed interest in the Company and its business. We project that this additional capital would be sufficient to fund our operations through and beyond the current fiscal year, ending December 31, 2001, at which time we will evaluate revenue flows and plan the next round of financing. We continue to develop investment and business relationships with our industry partners, who could provide us with capital, material, labor support, customer relationships, and the further development of brand identity and equity.

FACTORS AFFECTING FUTURE PERFORMANCE

     WE HAVE NO RELEVANT OPERATING HISTORY MAKING IT DIFFICULT TO EVALUATE OUR BUSINESS. We commenced our current operations through the acquisition CIMsoft in September 1999. CIMsoft had been in existence only since May 1999. To date, we have not had any significant operating revenues and we incurred losses from operations of $1,548,690 for the year ended December 31, 2000 and $409,230 for the three-month period ended March 31, 2001. Future losses are likely to occur. We can give no assurances that our business plan will be successful or that we will achieve or be able to maintain profitability.

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

                           PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

     In the quarter ended March 31, 2001, the Company sold 222,000 shares of Series B preferred stock. The issuance was made in reliance on the exemption from registration afforded under Rule 506 of Regulation D, and the shares issued are "restricted securities."

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          None.

     b.   Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned that have been duly authorized.

ENTRADA SOFTWARE, INC.


By: /s/ Bruce D. Williams
    -------------------------------
    Bruce D. Williams
    Chief Executive Officer


By: /s/ Terry J. Gustafson
    -------------------------------
    Terry J. Gustafson,
    Chief Financial Officer, Secretary and Treasurer

Date: May 7, 2001