Form 10QSB
period 2001-06-30
ENTRADA SOFTWARE INC
filed 2001-08-10
CIK 1100871

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

     The number of shares outstanding of the registrant's common equity as of June 30, 2001 was 7,381,676 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             ENTRADA SOFTWARE, INC.
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.  Financial statements                                                  3

         Balance sheet at June 30, 2001                                        3

         Statement of operations for the three months and
         six months ended June 30, 2001 and 2000                               4

         Statement of cash flows for the six months
         ended June 30, 2001 and 2000                                          5

         Notes to the financial statements                                     6

Item 2.  Management's discussion and analysis of financial condition
         and results of operations                                             7

PART II. OTHER INFORMATION

Item 2.  Changes in securities                                                12

Item 4.  Submission of Matters to Vote of Security Holders                    12

Item 6.  Exhibits and reports of Form 8-K                                     12

Signatures                                                                    13

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                             ENTRADA SOFTWARE, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2001

                                     ASSETS
Current assets
  Cash and cash equivalents                                                  $       778
  Accounts receivable                                                             54,791
  Prepaid expenses and deposits                                                   15,511
                                                                             -----------
       Total current assets                                                       71,080
                                                                             -----------

Furniture, fixtures and equipment                                                155,974
Less accumulated depreciation                                                    (37,866)
                                                                             -----------
       Net furniture, fixtures and equipment                                     118,018
                                                                             -----------

Deposits                                                                          27,238
Intellectual property, net                                                        24,810
                                                                             -----------
       Total assets                                                          $   241,236
                                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                      $   258,875
  Deferred revenue                                                                75,638
  Notes payable                                                                  360,626
                                                                             -----------
       Total current liabilities                                                 695,139
                                                                             -----------

Other liabilities                                                                 67,181
                                                                             -----------
       Total liabilities                                                         762,310
                                                                             -----------
Stockholders' equity
  Serial preferred stock, $.001 par value; authorized 5,000,000 shares
  Series A convertible preferred stock, $.001 par value; $1.00 liquidation preference, 250,000 shares authorized, issued and
   outstanding                                                                       250
  Series B convertible preferred stock, $.001 par value; $1.00 liquidation preference, 1,700,000 shares authorized, 600,029
   issued and outstanding                                                            600
  Common stock; $.001 par value, authorized 70,000,000 shares,
   7,381,676 shares issued and outstanding                                         7,381
  Paid in capital                                                              2,223,017
  Accumulated deficit                                                         (2,711,084)
                                                                             -----------
       Total stockholders' equity                                               (521,074)
                                                                             -----------
       Total liabilities and stockholders' equity                            $   241,236
                                                                             ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                               ---------------------------     --------------------------
                                                  2001           2000             2001           2000
                                               -----------    -----------      -----------    -----------
Support and license revenue                    $    19,321    $     6,999      $    32,296    $    13,998

Operating expenses:
  Administration, finance and general              190,649        157,005          371,291        300,021
  Sales and marketing                               63,540        155,864          212,817        271,635
  Research and development                         215,835        137,887          308,121        209,551
  Customer support                                  13,014                          13,014
                                               -----------    -----------      -----------    -----------
       Total operating expenses                    483,038        450,756          905,243        781,207
                                               -----------    -----------      -----------    -----------

       Loss from operations                       (463,717)      (443,757)        (872,947)      (767,209)
                                               -----------    -----------      -----------    -----------
Other income (expense)
  Interest expense                                  (8,201)        (1,102)         (13,154)        (2,203)
  Interest income                                                   9,308                          12,858
                                               -----------    -----------      -----------    -----------
       Total other income (expense)                 (8,201)         8,206          (13,154)        10,665
                                               -----------    -----------      -----------    -----------

       Net loss                                $  (471,918)   $  (435,551)     $  (886,101)   $  (756,554)
                                               ===========    ===========      ===========    ===========
Loss per common share
  Basic                                        $      (.06)   $      (.06)     $      (.11)   $      (.11)
                                               ===========    ===========      ===========    ===========
  Diluted                                      $      (.06)   $      (.06)     $      (.11)   $      (.11)
                                               ===========    ===========      ===========    ===========
Weighted average number of shares outstanding:
  Basic                                          7,381,626      7,343,400        7,381,626      7,114,445
                                               ===========    ===========      ===========    ===========
  Diluted                                        7,381,626      7,343,400        7,381,626      7,114,445
                                               ===========    ===========      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                      SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                       2001            2000
                                                    -----------     -----------
Cash flows from operating activities:
  Net loss                                          $  (886,101)    $  (756,554)
  Adjustments:
    Depreciation and amortization                        16,671           7,225
    Stock issued for services                            22,951           6,000
    Changes in assets and liabilities:
     Prepaid expenses and deposits                      (70,885)        (71,623)
     Deferred revenue                                    38,138         (13,998)
     Payables, accruals and other liabilities           106,505          68,661
                                                    -----------     -----------
         Net cash used in operating activities         (772,721)       (760,289)
                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from notes                                   420,000
  Sale of common and preferred stock                    375,786       1,159,101
                                                    -----------     -----------
         Net cash provided by financing activities      795,786       1,159,101
                                                    -----------     -----------
Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment         (14,941)        (77,553)
  Purchase of intangible assets                         (11,570)         (6,382)
                                                    -----------     -----------
         Net cash used in investing activities          (26,511)        (83,915)
                                                    -----------     -----------

Net increase (decrease) in cash                          (3,446)

Cash, beginning of period                                 4,224         314,897
                                                    -----------     -----------
Cash, end of period                                         778         211,088
                                                    ===========     ===========
Non-cash financing transaction:
  Notes payable converted to preferred stock        $   192,000              --
                                                    ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                     --     $     2,203
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2001


(1) BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles "GAAP" for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-month and six-month periods ending June 30, 2001 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's financial statements and notes in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

(2) STOCKHOLDERS' EQUITY:

EMPLOYEE STOCK OPTION PLAN

     The 1999 Equity Incentive Plan reserves 2,100,000 shares of common stock for option and stock grants, and expires September 30, 2009. As of June 30, 2001, the Company had granted options for 1,071,626 shares with vesting periods of from three months to four years, and exercise prices of $.50 to $2.50 per share. Options to purchase 314,626 shares had vested and were exercisable, and none had been exercised.

WARRANTS

     In connection with financing arrangements, the Company has issued 682,212 warrants to purchase common stock. At June 30, 2001, such warrants generally enabled the holder to purchase common stock for $1.00 per share for a period of two years.

(3) NOTES PAYABLE:

     At June 30, 2001 the Company had approximately $360,000 of convertible notes payable that are due by September 30, 2001. All the notes were with either officers of the Company or other individuals working closely with the Company. Note holders have generally indicated that they intend to either extend the due dates of the notes, or convert the notes to preferred stock.

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

OVERVIEW

     Entrada Software develops and markets a suite of business applications software that enables dramatic improvement in quality and reduced development cycle times for manufacturers and operators of complex products and systems. Entrada's software gathers and delivers key product and process information for businesses, and their suppliers and customers, and optimizes business interactions and commerce across extended supply and value chains in ways that existing business software systems cannot. Entrada's KINNOSA software is a traceability system - a breakthrough solution that businesses apply to become proactive and comprehensive in dealing with the complete life cycle of complex products and systems. This is accomplished through our unique and trademarked PRODUCT-CENTRIC(TM) approach. Kinnosa captures the evolving plethora of design, development, and related business information into a structured PRODUCT BIOGRAPHY(TM). It then enables the accumulation, analysis and exchange of PRODUCT BIOGRAPHY(TM) information within and among the people in businesses, in conjunction with the existing technologies and systems used by the enterprises, without concern for global location, since the information is exchanged through Internet portals.

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

     Kinnosa has been incubated in a partnership with Motorola, Inc, is presently installed and operational in two sites. The results have met expectations and form the reference and technical bases for broad commercial deployment into Entrada's target markets. We are now in the process of securing the additional capital required to penetrate these markets.

     As part of our marketing strategy, in March 2001, we completed the acquisition of the products and other intangible assets of the Motiva Software, Inc. Motiva had a world-wide base of over 200 customers for its electronic document management products, known as DESIGN GROUP and ECHANGE SOLUTIONS, and had generated sales of over $4 million through eight months of 2000, prior to ceasing operations in October. Through an extensive discovery, diligence, and negotiation process, we recognized these products and the related business opportunities as complementary to our Kinnosa products and strategies. On May 1st we began to provide technical support and upgrades for the acquired product line.

     Our objectives in acquiring the Motiva assets are:

     (1) Generate immediate revenue from supporting former Motiva customers and users.

     (2)  Generate incremental license revenue from existing and new customers.

     (3) Incorporate features from the Motiva products into Kinnosa, and vice-versa, and offer a more comprehensive suite of products.

     (4) Selectively migrate Motiva customers to Entrada's Kinnosa product, as appropriate.

     While there are no assurances that we will be successful in exploiting the value of these assets, we believe that the acquisition gives us a market-accepted product, access to an established customer base, support and sales revenue potential and future opportunities to sell Kinnosa products to certain customers with which we already have relationships.

OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001

     With the acquisition of the Motiva product line in March 2001, we focused most of our attention on stabilizing the Motiva customer base, and establishing a support organization capable of providing on-going technical support and software maintenance for up to 200 world wide customers. Through July 31 we had closed customer support contracts for over $258,000, and had over $900,000 in support and new software license proposals outstanding. Since the support contracts are generally for up to twelve-month periods, the associated revenue will be recognized ratably over the contract period.

     We believe that our objectives in acquiring the Motiva product line, as explained above, are being met. We are generating current support revenues, we have pending proposals for additional licenses, we have established a plan for new releases of the Motiva products that will gradually incorporate Kinnosa functionality, and we are already receiving inquires from customers about the migration to our Kinnosa product line.

     While we have begun generating revenue from the acquired customer base, such revenues were insufficient to offset operating expenses. Consequently, we had an operating loss for the period of $463,717. Total operating expenses for the period were $483,038, of which $302,000 was personnel related, $48,000 was spent on our marketing and promotional activities and the remainder of $133,038 was for occupancy, administrative and other costs. Despite the fact that we have significantly increased customer-focused activities, the operating loss and operating expenses are comparable to the same period last year when we were completing product development and marketing studies.

OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000

     Our operations first commenced on a very limited basis in September 1999. Once we established our corporate offices and hired our core staff, our efforts first focused on the product and solutions market research we needed to develop competitive and differentiating extensions and additions to our existing core Kinnosa product suite. We prepared marketing materials and commenced initial exploratory market and sales activities in January 2000. Based on the information we gathered from these efforts, we refined our messages, completed our software extensions, and began to develop our first narrowly targeted sales activities in the second quarter of 2000. Since the solutions sales cycle is lengthy - up to six months - we did not anticipate the generation of any significant revenues from customer sales during the second quarter. As a result, we had an operating loss of $443,757 for the three months ended June 30, 2000. Of the $450,756 of operating expenses for the period, approximately $313,786 was related to salaries and other personnel expenses, $36,536 was spent on our marketing program and the remainder of $100,434 was for occupancy, administrative and other costs.

OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

     We began early sales activities in the fourth quarter of 2000, and completed our first significant sale in December 2000. While we have continued to increase our sales activities, the sales cycle for our products is lengthy - up to twelve months - and as such we have not realized additional revenues from sales of Kinnosa.

     As noted above, we have begun generating revenue from the acquired customer base, but such revenue was not sufficient to offset operating expenses. Consequently, we had an operating loss for the period of $872,947. Total operating expenses for the period were $905,243, of which $569,000 was personnel related, $92,000 was spent on our marketing and promotional activities and the remainder of $244,243 was for occupancy, administrative and other costs. Despite the fact that we have significantly increased customer-focused activities, the operating loss and operating expenses are comparable to the same period last year when we were completing product development and marketing studies.

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

LIQUIDITY AND CAPITAL RESERVES

     As expected, we had limited revenues and generated insignificant working capital from operations for the year 2000 and for the period ended June 30, 2001. Most of the year 2000 was focused on investing in completing our products and enhancing our market message. Limited business development activities began late in 2000, but because of the long and careful sales process in developing the initial market entries, no significant revenues were anticipated nor generated through June 30, 2001. Though we began billing for products and services related to the Motiva product line in May 2001, significant cash flow is not expected from these activities until the third quarter. Until significant sales revenues begin to flow, we will continue to fund operations by raising additional equity capital. Until we are able to transition to institutional financing, we will continue to maintain minimal cash reserves and request additional capital from our current investors when necessary.

PLAN OF OPERATIONS FOR FISCAL YEAR 2001

     We have begun to generate initial operating revenues, both from our Kinnosa product suite and from the Motiva acquisition. These will increase as the year progresses, but in aggregate we expect to continue to incur net losses for the foreseeable future and do not project a profit for the year 2001.

     During the quarter ended June 30, 2001, we raised $155,000 from the sale of preferred stock, and received working capital loans of $300,000. In July we received additional working capital loans of $75,000 and collections of accounts receivable of $40,000. This capital is sufficient to fund operations until August 15, 2001, at which time we will require additional capital..

     We have continued efforts to place up to $5 million of preferred stock. While there are no assurances that we will be successful in raising any significant amount in this effort, potential investors have expressed interest in the Company and its business. If obtained, we project that this additional capital would be sufficient to fund our operations through and beyond the current fiscal year, ending December 31, 2001, at which time we will evaluate revenue flows and plan additional financing. We continue to develop investment and business relationships with our industry partners, who could provide us with capital, material, labor support, customer relationships, and the further development of brand identity and equity.

FACTORS AFFECTING FUTURE PERFORMANCE

     WE HAVE A LIMITED RELEVANT OPERATING HISTORY, MAKING IT DIFFICULT TO EVALUATE AND FORECAST OUR BUSINESS. We commenced our current operations through the acquisition CIMsoft in September 1999. CIMsoft had been in existence since May 1998. To date, we have had insignificant operating revenues and we have incurred losses from operations of $1,548,690 for the year ended December 31, 2000 and $872,947 for the six-month period ended June 30, 2001. Future losses are planned and likely to occur. Our operating history does not in itself imply that our business plan will be successful or that we will achieve or be able to maintain profitability.

     We will encounter numerous risks and difficulties faced by early stage companies in the rapidly developing enterprise software markets, and we may or may not be successful in addressing these risks. Our business strategy may or may not be successful. As a result of our limited operating history, it is difficult to accurately forecast future operations and plan operating expenses. As a result, we may or may not be able to timely adjust spending to compensate for any unexpected events. This could adversely affect our ability to achieve or maintain profitability.

     WE ARE DEPENDENT UPON CUSTOMER ACCEPTANCE OF OUR PRODUCTS. Our ability to meet our projections is dependent on our ability to convince prospective customers that our products are superior to alternatives, and that we can successfully deliver and service our products. If this proves more difficult than expected, this will have an adverse effect upon our projected cash flow and operations.

     LENGTHY SALES CYCLES COULD CAUSE DELAYS IN REVENUE. The period between our initial contact with a potential customer and the purchase of our products and services can be long and can have delays associated with the lengthy budgeting and approval process of our customers. While we believe that the sales cycle of our solution offering through our acquired Motiva product line will be significantly less than the six-to-twelve month sales cycle for our initial product, there is no demonstrated certainty that customers will buy our product through a shorter sales cycle. An extended sales cycle could have a negative impact on the timing of our revenues, especially our realization of any transaction based revenues.

     We believe that a customer's decision to purchase our products and services is discretionary, involves a significant commitment of resources, and is influenced by customer budgetary cycles. To successfully sell our products and services, we generally must educate and demonstrate the use and benefits of our products to potential customers, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to make significant business decisions.

     WE ARE IN A HIGHLY COMPETITIVE BUSINESS. Within our broad market space are large, well-established and well-known companies that have substantially greater financial, technological, promotional and other resources than we have. We may or may not be able to compete effectively in our target market segment. We expect competition to increase as established and emerging companies enter our market segment, as new products and technologies are introduced, and as new competitors enter the market. We expect that increased competition would result in price reductions, lower gross margins and loss of our market share, any of which could materially adversely affect our business, financial condition and operating results.

     OUR MARKET IS SUBJECT TO RAPID CHANGES AND NEW PRODUCTS. The computer software industry is characterized by rapid change, frequent new product introductions, changing customer demands, evolving standards, and many other uncontrollable trends and changes. Our future success will greatly depend upon our ability to efficiently and effectively address changes affecting our industry. Failure to adequately respond to these changes could materially and adversely affect our operations and profitability.

     WE EXPECT RAPID GROWTH, RESULTING IN SIGNIFICANT MANAGEMENT CHALLENGES. We are an early-stage company and we expect to experience very rapid growth in our operations. This growth will place significant pressure on our limited resources and infrastructure. Our officers will need to implement and improve our operational, administrative and financial systems and controls and effectively expand, train and manage a growing employee base. For our business plan to be successful, we will be required to manage an increasing number of relationships with various customers and partners. If we are unable to manage our growth effectively, our business reputation, results of operations and financial condition could be harmed.

     WE ARE DEPENDENT UPON OUR ABILITY TO RAISE CAPITAL. Current revenues are insufficient to fully fund our operations until we become profitable. While we are actively seeking additional investment capital, it is possible that we may not be successful in attracting additional capital at favorable rates, or at all. If we are unable to raise additional capital, our business, financial condition and operating results will be materially and adversely affected.

     INTELLECTUAL PROPERTY CLAIMS COULD BE EXPENSIVE AND RESULT IN LOSS OF RIGHTS. Our property rights to our software products are our primary assets. We protect and enforce our ownership and proprietary rights to our products through copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements and licensing/usage contracts with our customers and employees. However, these protections may not prevent competitors from infringing and developing similar software that could adversely affect our business. Conversely, while we believe that our software products do not infringe on the intellectual property rights of third parties, this does not necessarily prevent claims of infringement. We may or may not have sufficient resources to sustain or defend lengthy legal actions regarding our intellectual property.

     THE LOSS OF SERVICES OF ONE OR MORE OF OUR KEY PERSONNEL COULD HARM OUR OPERATIONS. We believe our current management team is sufficient to implement our current business strategy. However, the loss of one or more of our current officers or key employees could severely and negatively impact our operations. Future success depends on the ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may or may not be able to retain key employees, or to attract and keep additional highly qualified employees in the future.

     EXISTING MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER ENTRADA. A small number of stockholders, who comprise our executive management, control Entrada. These stockholders, when acting together, can elect or otherwise designate all members of our Board of Directors. This control by management is expected to continue into the future.

     OUR STOCK IS QUOTED ON THE OTC BULLETIN BOARD AND IS SUBJECT TO EXTREME VOLATILITY. Our common stock is currently quoted under the symbol ETSW on the OTC Bulletin Board, which is characterized by low volume trading, high volatility and large spreads between bid and ask prices. Our stock's trading volume has historically been very low, and we believe that our stock is not now subject to an active and orderly trading market. We estimate that less than 10% of our outstanding common shares are actually tradable, and a stockholder wishing to sell shares would likely experience difficulty since even a small amount of common stock coming on the market at any one time could cause the stock to decline significantly in price. If the Company does not comply with ongoing eligibility rules, our common stock can be removed from the OTC Bulletin Board, which could affect the liquidity of certain holders of our common stock whose shares are tradable.

                           PART II: OTHER INFORMATION


ITEM 2: CHANGES IN SECURITIES

     In the quarter ended June 30, 2001, the Company sold 222,000 shares of Series B preferred stock. The issuance was made in reliance on the exemption from registration afforded under Rule 506 of Regulation D, and the shares issued are "restricted securities."

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

ENTRADA SOFTWARE, INC.


By: /s/ Bruce D. Williams
    -----------------------------
    Bruce D. Williams
    Chief Executive Officer



By: /s/ Terry J. Gustafson
    -----------------------------
    Terry J. Gustafson,
    Chief Financial Officer, Secretary and Treasurer

Date: August 9, 2001