Form 10QSB
period 2001-09-30
ENTRADA SOFTWARE INC
filed 2001-11-13
CIK 1100871

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  ACT OF 1934

     For the quarterly period ended September 30, 2001

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

     The number of shares outstanding of the registrant's common equity as of September 30, 2001 was 7,381,676 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             ENTRADA SOFTWARE, INC.
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----

Item 1. Financial statements                                                  3
     Balance sheet at September 30, 2001                                      3
     Statement of operations for the three months and
         nine months ended September 30, 2001 and 2000                        4
     Statement of cash flows for the nine months
         ended September 30, 2001 and 2000                                    5
     Notes to the financial statements                                        6

Item 2. Management's discussion and analysis of financial
          condition and results of operations                                 7


PART II.  OTHER INFORMATION

Item 2. Changes in securities                                                11

Item 4. Submission of Matters to a Vote of Security Holders                  11

Item 6. Exhibits and reports on Form 8-K                                     11

Signatures                                                                   12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ENTRADA SOFTWARE, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001


                                     ASSETS
Current assets
  Cash and cash equivalents                                         $     5,169
  Accounts receivable                                                   178,016
  Prepaid expenses and deposits                                          15,339
                                                                    -----------
       Total current assets                                             198,524
                                                                    -----------

Furniture, fixtures and equipment                                       161,269
Less accumulated depreciation                                           (46,525)
                                                                    -----------
       Net furniture, fixtures and equipment                            114,744
                                                                    -----------

Deposits                                                                 22,673
Intellectual property, net                                               24,036
                                                                    -----------
       Total assets                                                 $   359,977
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                 464,116
  Deferred revenue                                                      244,910
  Notes payable                                                         555,626
                                                                    -----------
       Total current liabilities                                      1,264,652
                                                                    -----------

Other liabilities                                                        77,364
                                                                    -----------
       Total liabilities                                              1,342,016
                                                                    -----------


Stockholders' equity
  Serial preferred stock, $.001 par value; authorized
    5,000,000 shares
  Series A convertible preferred stock, $.001 par value;
    $1.00 liquidation preference, 250,000 shares authorized,
    issued and outstanding                                                  250
  Series B convertible preferred stock, $.001 par value;
    $1.00 liquidation preference, 1,700,000 shares authorized,
    600,029 issued and outstanding                                          600
  Common stock; $.001 par value, authorized 70,000,000 shares,
    7,381,676 shares issued and outstanding                               7,381
  Paid in capital                                                     2,223,017
  Accumulated deficit                                                (3,213,287)
                                                                    -----------
       Total stockholders' equity                                      (982,039)
                                                                    -----------
       Total liabilities and stockholders' equity                   $   359,977
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                           THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                           -------------------------------    ------------------------------
                                                 2001           2000                2001           2000
                                             -----------    -----------         -----------    -----------
Support and license revenue                  $   175,710    $     7,000         $   208,066    $    20,998

Operating expenses:
  Administration, finance and general            162,321        149,180             533,814        451,023
  Sales and marketing                            137,005        118,336             349,621        388,063
  Engineering and development                    194,138        152,233             502,259        361,784
  Customer support                                96,980                            109,994
                                             -----------    -----------         -----------    -----------
       Total operating expenses                  590,444        419,749           1,495,688      1,200,870
                                             -----------    -----------         -----------    -----------
       Loss from operations                     (443,388)      (412,749)         (1,316,336)    (1,179,872)
                                             -----------    -----------         -----------    -----------

Other income (expense)
  Interest expense                               (11,327)        (1,332)            (24,480)        (3,535)
  Interest income                                                 5,025                             17,884
                                             -----------    -----------         -----------    -----------
       Total other income (expense)              (11,327)         3,693             (24,480)        14,349
                                             -----------    -----------         -----------    -----------

       Net loss                              $  (454,715)   $  (409,056)        $(1,340,816)   $(1,165,523)
                                             ===========    ===========         ===========    ===========

Loss per common share
  Basic                                      $      (.06)   $      (.06)        $      (.18)   $      (.16)
                                             ===========    ===========         ===========    ===========
  Diluted                                    $      (.06)   $      (.06)        $      (.18)   $      (.16)
                                             ===========    ===========         ===========    ===========

Weighted average number of common
 shares outstanding:
  Basic                                        7,381,626      7,378,837           7,381,626      7,204,958
                                             ===========    ===========         ===========    ===========
  Diluted                                      7,381,626      7,378,837           7,381,626      7,204,958
                                             ===========    ===========         ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                           ------------------------------
                                                                2001           2000
                                                            -----------    -----------
Cash flows from operating activities:
  Net loss                                                  $(1,340,816)   $(1,165,523)
  Adjustments:
    Depreciation and amortization                                26,104         13,938
    Stock issued for services                                    42,801          6,000
    Changes in assets and liabilities:
      Receivables, prepaid expenses and deposits               (189,373)       (19,404)
      Deferred revenue                                          207,410        (20,998)
      Payables, accruals and other liabilities                  315,689         63,032
                                                            -----------    -----------
          Net cash used in operating activities                (938,185)    (1,122,955)
                                                            -----------    -----------
Cash flows from financing activities:
  Proceeds from borrowing                                       615,000
  Sale of common and preferred stock                            355,936      1,159,101
                                                            -----------    -----------
          Net cash provided by financing activities             970,936      1,159,101
                                                            -----------    -----------
Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment                 (20,236)       (94,786)
  Purchase of intangible assets                                 (11,570)        (6,382)
                                                            -----------    -----------
          Net cash used in investing activities                 (31,806)      (101,168)
                                                            -----------    -----------

Net increase (decrease) in cash                                     945        (65,022)
Cash, beginning of period                                         4,224        211,088
                                                            -----------    -----------
Cash, end of period                                         $     5,169    $   146,066
                                                            ===========    ===========
Non-cash financing transactions:
  Conversion of accrued expenses to notes payable           $    43,526             --
  Conversion of notes payable to preferred stock            $   192,000             --
                                                            ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                             --    $     3,535
                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


(1) BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles "GAAP" for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-month and nine-month periods ending September 30, 2001 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's financial statements and notes in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

(2) STOCKHOLDERS' EQUITY:

EMPLOYEE STOCK OPTION PLAN

     The 1999 Equity Incentive Plan reserves 2,100,000 shares of common stock for option and stock grants, and expires September 30, 2009. As of September 30, 2001, the Company had granted options for 1,086,626 shares with vesting periods of from three months to four years, and exercise prices of $.50 to $2.50 per share. Options to purchase 367,166 shares had vested and were exercisable, and none had been exercised.

WARRANTS

     In connection with financing arrangements, the Company has issued 711,712 warrants to purchase common stock. At September 30, 2001, such warrants generally enabled the holder to purchase common stock for $1.00 per share for a period of two years.

(3) NOTES PAYABLE:

     At September 30, 2001 the Company had approximately $555,000 of convertible notes payable, $275,000 of which was due September 30, 2001, with the balance due on December 31, 2001. Notes are unsecured, bear interest at 9-10%, and are convertible into Series B preferred stock at $1.00 per share. All the notes were held by either officers of the Company or other individuals affiliated with the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "believes," "EXPECTS," "ANTICIPATES," "INTENDS," "FORECASTS," "PROJECTS," "PLANS," "ESTIMATES" and similar expressions identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to the differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2000, including those in the Notes to Financial Statements and in "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" and "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" sections which are incorporated by reference in this Form 10-QSB.

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any forward-looking statements are based. Our filings with the SEC, including the Form 10-KSB referenced above, may be accessed at the SEC's Web site, www.sec.gov.

OVERVIEW

     Entrada Software develops and markets a suite of business applications software that facilitates improvement in quality and reduced development cycle times for manufacturers and operators of complex products and systems. Entrada's software gathers and delivers key product and process information for businesses, and their suppliers and customers, and optimizes business interactions and commerce across extended supply and value chains. Entrada's KINNOSA software is a traceability system - a solution that allows businesses to become proactive and comprehensive in dealing with the complete life cycle of complex products and systems. This is accomplished through our unique and trademarked PRODUCT-CENTRIC(TM) approach. Kinnosa captures the evolving plethora of design, development, and related business information into a structured PRODUCT BIOGRAPHY(TM). It then enables the accumulation, analysis and exchange of PRODUCT BIOGRAPHY(TM) information within and among the people in businesses, in conjunction with the existing technologies and systems used by the enterprises, without concern for global location, since the information is exchanged through Internet portals.

     The Kinnosa portal is a single point of access that deploys instantly and delivers information to any authorized user worldwide via the Internet. The content is naturally tailored, based on a user's role and relationships. Whether a supplier or customer, executive, engineer or assembler, the Kinnosa portal delivers specific, targeted, pertinent information. With Kinnosa, manufacturers and everyone in their entire supply and value chains can interact about any aspect of a product or system and its associated process and business information. In addition, users can track and record product incident data, allowing early detection of defects or potential claims. Kinnosa is presently installed and operational at two sites.

     As part of our marketing strategy, in March 2001, we completed the acquisition of the products and other intangible assets of the Motiva Software, Inc. Motiva had a world-wide base of over 200 customers for its electronic document management products, known as DESIGN GROUP and ECHANGE SOLUTIONS, and had generated sales of over $4 million through eight months of 2000, prior to ceasing operations in October. We believe these products and the related business opportunities are complementary to our Kinnosa products and strategies. On May 1st we began to provide technical support and upgrades for the acquired product line.

     Our objectives in acquiring these assets are:

          (1)  Generate immediate revenue from supporting customers and users.
          (2) Generate incremental license revenue from existing and new customers.
          (3) Incorporate features from the eChange product into Kinnosa, and vice-versa, and offer a more comprehensive suite of products.
          (4) Selectively migrate customers to Entrada's Kinnosa product, as appropriate.

     While there are no assurances that we will be successful in achieving these objectives, we believe that the acquisition gives us a market-accepted product, access to an established customer base, support and sales revenue potential and future opportunities to sell Kinnosa products to certain customers with which we already have relationships.

OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

     With the acquisition of the eChange product line in March 2001, we focused our attention on stabilizing the eChange customer base, and establishing a support organization capable of providing on-going technical support and software maintenance for over 200 world wide customers. Through September 30, 2001 we had closed customer support contracts and new license sales for over $650,000. Since the support contracts are generally for up to twelve-month periods, the associated revenue will be recognized ratably over the contract period.

     While we have begun generating revenue from the acquired customer base, such revenues were insufficient to offset operating expenses. Consequently, we had an operating loss for this period of $454,715. Total operating expenses for this period were $590,444, of which $429,600 was personnel related, $46,000 was spent on our marketing and promotional activities and the remainder was for occupancy, administrative and other costs. Despite the fact that we have significantly increased customer-focused activities, the operating loss and operating expenses are comparable to the same period last year when we were completing product development and marketing studies.

OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Our operations first commenced on a very limited basis in September 1999. Once we established our corporate offices and hired our core staff, our efforts first focused on the product and solutions market research we needed to develop competitive and differentiating extensions and additions to our existing core Kinnosa product suite. We prepared marketing materials and commenced initial exploratory market and sales activities in January 2000. Based on the information we gathered from these efforts, we refined our messages, completed our software extensions, and began to develop our first narrowly targeted sales activities in the second quarter of 2000. Since the solutions sales cycle is lengthy - generally up to six months - we did not anticipate the generation of any significant revenues from customer sales during the second quarter. As a result, we had an operating loss of $412,749 for the three months ended September 30, 2000. Of the $419,749 of operating expenses for the period, approximately $302,000 was related to salaries and other personnel expenses, $20,000 was spent on our marketing program and the remainder was for occupancy, administration and other costs.

OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     We began early sales activities in the fourth quarter of 2000, and closed our first significant sale in December 2000. While we have continued to increase our sales activities, the sales cycle for our products remains lengthy - up to three months for eChange and up to twelve months for Kinnosa - and as such we have not realized additional revenues from sales of Kinnosa.

     As noted above, we have began generating revenue from the acquired customer base, but such revenue was not sufficient to offset operating expenses. Consequently, we had an operating loss for this period of $1,340,816. Total operating expenses for this period were $1,495,688, of which $998,560 was personnel related, $138,008 was spent on our marketing and promotional activities and the remainder was for occupancy, administrative and other costs. Despite the fact that we have significantly increased customer-focused activities, the operating loss and operating expenses are comparable to the same period last year when we were completing product development and marketing studies.

OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Because of the factors mentioned above, we had an operating loss of $ 1,179,872 for the nine months ended September 30, 2000. Of the $ 1,200,870 of operating expenses for the period, approximately $ 818,000 was related to salaries and other personnel expenses, $91,000 was spent on our marketing program and the remainder was for occupancy, administration and other costs.

LIQUIDITY AND CAPITAL RESERVES

     As expected, we had limited revenues and generated insignificant working capital from operations for the year 2000 and for the period ended September 30, 2001. Most of the year 2000 was focused on investing in completing our products and enhancing our market message. Limited business development activities began late in 2000, but because of the long process of developing initial market entries, no significant revenues were anticipated nor generated through September 30, 2001. Though we began billing for products and services related to the eChange product line in May 2001, significant cash flow is not expected from these activities until the fourth quarter. Until significant sales revenues begin to flow, we will continue to fund operations by raising additional capital. Until we are able to transition to institutional financing, we will continue to maintain minimal cash reserves and request additional capital from our current investors only as necessary, though there is no assurance that such investors will provide additional capital. As such, there can be no assurance that we will be able to raise additional capital in amounts necessary to fund our operations. In addition, even if we are successful raising additional capital, the terms of any such transaction may involve substantial interest, fees and other transaction costs and/or result in substantial dilution to our existing shareholders.

PLAN OF OPERATIONS FOR FISCAL YEAR 2001

     We have begun to generate initial operating revenues, from both our Kinnosa and eChange product suites. We expect these revenues to increase towards year-end, but in aggregate we expect to continue to incur net losses for the foreseeable future and do not project a profit for the year 2001.

     During the quarter ended September 30, 2001, we raised $195,000 in working capital from the issuance of convertible notes, and generated over $225,000 from customer billings. These funds were sufficient to fund operations for the third quarter, but we believe it will be necessary to raise additional outside capital to fund operations in the fourth quarter.

     We have continued efforts to place up to $5 million of preferred stock, although there are no assurances that we will be successful in raising any significant amount in this effort. If obtained, we project that this additional capital would be sufficient to fund our operations through and beyond the current fiscal year, ending December 31, 2001. We continue to develop investment and business relationships with our industry partners, who have the potential to provide us with capital, material, labor support, customer relationships, and the further development of brand identity and equity. There can be no assurance, however, that we will be successful in developing these relationships or in realizing these potential benefits.

FACTORS AFFECTING FUTURE PERFORMANCE

     WE HAVE A LIMITED RELEVANT OPERATING HISTORY, MAKING IT DIFFICULT TO EVALUATE AND FORECAST OUR BUSINESS. We commenced our current operations through the acquisition CIMsoft in September 1999. CIMsoft had been in existence since May 1998. To date, we have had insignificant operating revenues and we have incurred losses from operations of $1,548,690 for the year ended December 31, 2000 and $1,340,816 for the nine-month period ended September 30, 2001. Future losses are planned and likely to occur. There can be no assurance that our business plan will be successful or that we will achieve or be able to maintain profitability.

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

     OUR STOCK IS QUOTED ON THE OTC BULLETIN BOARD AND IS SUBJECT TO EXTREME VOLATILITY. Our common stock is currently quoted under the symbol ETSW on the OTC Bulletin Board, which is characterized by low volume trading, high volatility and large spreads between bid and ask prices. Our stock's trading volume has historically been very low, and we believe that our stock is not now subject to an active and orderly trading market. We estimate that less than 10% of our outstanding common shares are actually tradable, and a stockholder wishing to sell shares would likely experience difficulty since even a small amount of common stock coming on the market at any one time could cause the stock to decline significantly in price. If the Company does not comply with ongoing eligibility rules, either voluntarily or involuntarily, our common stock would be removed from the OTC Bulletin Board, which could affect the liquidity of certain holders of our common stock whose shares are tradable.

                           PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

     None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          None

     b.   Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned that have been duly authorized.

ENTRADA SOFTWARE, INC.


By: /s/ Bruce D. Williams
    --------------------------------
    Bruce D. Williams
    Chief Executive Officer


By: /s/ Terry J. Gustafson
    --------------------------------
    Terry J. Gustafson,
    Chief Financial Officer,
    Secretary and Treasurer

Date: November 9, 2001