Form 10KSB40
period 2001-12-31
ENTRADA SOFTWARE INC
filed 2002-03-21
CIK 1100871

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

     Check if there is no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's revenue for the year ended December 31, 2001 was $602,390.

     The aggregate market value at February 28, 2002 of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately $2,600,000.

     The number of shares outstanding of the registrant's common equity as of February 28, 2002 was 7,381,676.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Entrada Software develops and markets a suite of business applications software that facilitates improvement in quality and reduced development cycle times for manufacturers and operators of complex products and systems. Entrada's software gathers and delivers key product and process information for businesses, and their suppliers and customers, and optimizes business interactions and commerce across extended supply and value chains. Entrada's KINNOSA(TM) software is a traceability system - a solution that allows businesses to become proactive and comprehensive in dealing with the complete life cycle of complex products and systems. This is accomplished through our unique and trademarked PRODUCT-CENTRIC(R) approach. KINNOSA captures design, development, and related business information into a structured PRODUCT BIOGRAPHY(TM). It then enables the accumulation, analysis and exchange of PRODUCT BIOGRAPHY(TM) information within and among the people in businesses, in conjunction with the existing technologies and systems used by the enterprises, without concern for global location, since the information is exchanged through Internet portals.

     The KINNOSA portal is a single point of access that deploys quickly and delivers information to any authorized user worldwide via the Internet. The content is naturally tailored, based on a user's role and relationships. Whether a supplier or customer, executive, engineer or assembler, the KINNOSA portal delivers specific, targeted, pertinent information. With KINNOSA, manufacturers and everyone in the entire supply and value chains can interact about any aspect of a product or system and its associated process and business information. In addition, users can track and record product incident data, allowing early detection of defects or potential claims. KINNOSA is presently installed and operational at two sites.

     As part of our marketing strategy, in March 2001 we completed the acquisition of the products and other intangible assets of the company then known as Motiva Software, Inc., which had recently ceased operations. These products, electronic document management solutions known as DESIGNGROUP and ECHANGE, had a world-wide customer base of over 200, and had been generating significant revenues before that company ceased operations. We believe these products and the related business opportunities are complementary to our KINNOSA products and strategies. On May 1, 2001 we began to provide technical support and upgrades for the acquired product line. By December 31, 2001 we had completed maintenance and support contracts or concluded additional license sales to over 50 of these customers. Total cumulative new business generated exceeded $1.1 million, most of which was through maintenance and support contracts, for which the revenue is recognized over the term of the contract, generally one year.

ORGANIZATION, HISTORY AND DEVELOPMENT

     Entrada was incorporated in Nevada in August 1999 as a wholly owned subsidiary of The Rotherwood Group, Inc. ("TRG"), a non-trading and inactive public company that acquired CIMsoft, Inc. on September 1, 1999. Concurrently, TRG was merged into Entrada solely to adopt the new Entrada name and to change the state of incorporation from Arizona to Nevada. CIMsoft was formed to develop and sell the KINNOSA product line in May 1998 and had minimal operations prior to its acquisition by TRG on September 1, 1999. On December 15, 1999, CIMsoft merged into Entrada. There were no sales of KINNOSA software products in 1999. During 2000, Entrada's activities consisted mainly of marketing, research and development until its first significant product sale to Motorola, Inc. in December 2000. In 2001, we continued development of the KINNOSA product suite, while actively supporting the customer base for our ECHANGE product line, which we acquired in March 2001.

THE MARKET

     Entrada's document management solutions already enable over one hundred global companies to manage and control their core business information. In addition, our product information traceability solutions should provide for dramatic improvements in business quality. The Company is now preparing to extend its reach and provide new capabilities for global businesses and consumers to manage their interactions and relationships through PRODUCT-CENTRIC(R) information control. The Company's proprietary solutions and strong customer base should provide a platform for launching its strategic market initiatives.

     Entrada's solutions allow companies to have complete traceability of their products and services. We have identified and targeted core markets in transportation and aerospace with thousands of companies, representing potential opportunities in the billions of dollars.

     In addition to these core markets, our solutions have applications in markets as diverse as consumer product goods, high technology manufacturing, telecommunications, pharmaceuticals, real estate, government, education, and other industries that share the common need for traceability of products, components, systems, and processes.

     We believe the long term potential for the traceability marketplace is just starting to develop. This market may provide significant and sustainable business opportunities for well over a decade.

OUR PRODUCTS

     Entrada Software has developed and markets a suite of business applications software, which captures, manages, and delivers critical business information about the development, manufacture, and use of a company's products. Entrada's ECHANGE(TM) product is a comprehensive electronic document management system, offered in three languages and currently in use across six countries and three continents. We believe the KINNOSA(TM) global product content traceability applications are at the forefront of an emerging traceability marketplace.

     With our solutions, companies assemble key information contained in their documents, databases, and information systems and collect additional information from their processes, their key suppliers -- and even their customers -- into a unique and proprietary construct we have trademarked the PRODUCT BIOGRAPHY(TM). This forms the basis for an expanding set of quality and efficiency applications, including such new capabilities as global parts tracking, part authentication, counterfeit prevention, and Six-Sigma business optimization.

     Our software works across the Internet using portal technology. In addition, it is delivered as a suite of web services, permitting easy adoption along points in the design, supply, manufacturing, and customer support processes. Entrada's products leverage information systems and business processes already in place, and help fill the gaps where design, cost, quality, schedule, and other information is critical to a business.

INTELLECTUAL PROPERTY.

     ECHANGE, PRODUCT BIOGRAPHY, PRODUCT CENTRIC and KINNOSA are either registered as trademarks in the United States, or in the final stages of the registration process. We also have filed applications to register other trademarks that are currently in review by the government, and subject to opposition by other parties.

MARKET POSITIONING

     Entrada's phased market development strategy is designed to penetrate its target markets with the right products and capabilities at the right time, with our existing customers providing revenue and stability in the near term. We believe the Electronic Document Management (EDM) market space is a growing market sector, and that market adoption of this class of solutions is maturing. We believe our product is well positioned, with highly competitive features and pricing and a strongly supportive customer base.

     Entrada is now integrating the ECHANGE product functionality into the advanced technology framework of KINNOSA, and penetrating the market with the leverage of its global partner network of system integrators, resellers, and solutions providers. These partners are qualified with the required market awareness, customer contacts, and product knowledge.

     The Company's ECHANGE customers also provide the target point of entry for KINNOSA early market development. The Company has identified significant opportunities for KINNOSA product traceability solutions within the EDM market space, and is marketing its KINNOSA products through focused and competitively differentiated campaigns, aimed directly at the economic buyers at the points of entry. Concurrently, we are also developing the market identity and brand awareness for KINNOSA, to directly appeal to the early market as well as set the stage for the longer-term broader market.

     We believe the pricing of Entrada's solutions is highly competitive. The products have been developed at a comparatively low cost and contain OEM components that are competitively priced. Typical ECHANGE document management solutions and KINNOSA traceability solutions provide high margins with additional annuity revenue from maintenance and support. We believe our solutions are extremely cost competitive in the marketplace, and are priced significantly less than the cost of similar applications.

MARKET STRATEGY

     Entrada is developing alliances with OEM partners, Solutions Providers, and Business Development partners who complete product and service offerings and extend our reach in developing the business and going to market.

     We believe we have selected OEM partners who are market leaders, and whose products and other contributions help ensure our products are of the highest technical quality. We have agreements in place with Sun Microsystems, Sybase and AutoDesk, among others.

     In our projected sales model, 75% of sales are driven through Solution Providers, while the remaining 25% are direct. The indirect channel is being developed around partners with extensive knowledge of the EDM market space as well as specific customer relationships.

COMPETITION

     The Company competes within a broad software market segment known as Collaborative Applications. The Entrada ECHANGE products compete within a growing sub-segment dubbed Electronic Document Management. In EDM, we believe Entrada is positioned as a market leader, with more capability than the entry-level options, while considerably less expensive and faster to deploy than the enterprise vendors.

     The KINNOSA traceability solutions compete in what we believe will be a high growth market that is highly competitive and changing rapidly. For KINNOSA we face competition primarily from consultants, tools vendors, enterprise application software vendors, and alliances among them. ECHANGE competes against many large competitors, with established and recognized products. Many of our competitors have longer operating histories and significantly greater resources and name recognition than we do. See "Factors Affecting Future Performance - We are in a highly competitive business." In addition, certain critical functionality within our solutions can be provided through custom one-of-a-kind implementations, which are usually developed by consulting firms or by tools vendors building custom solutions, but usually at great expense over long periods of time. We believe that the value of such solutions diminishes rapidly with the length of implementation, and due to the inherent inflexibility of limited scale and minimal reusability. However, many of the purveyors of these solutions have brand recognition and significant financial resources behind them. We hope to successfully compete based on product capability, speed of implementation, and price.

FACTORS AFFECTING FUTURE PERFORMANCE

     WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES. We commenced operations in 1999, had losses of $1,737,753 and $1,538,214 for the years ended December 31, 2001 and 2000, respectively, and have limited working capital reserves. We expect to face many operating and industry challenges and will be doing business in a highly competitive industry. We depend on generating additional working capital through customer sales to continue our operations. While at December 31, 2001 we were generating sufficient cash from sales activities to fund most of our current operations, and while we believe such sales will continue, there is no assurance that we can continue these sales activities at that level.

     WE NEED TO RAISE ADDITIONAL CAPITAL TO IMPLEMENT OUR BUSINESS PLAN. In order to meet our operating plan for 2002, we would hire up to 30 more employees by December 31, 2002. In addition, we plan to spend significant amounts on our sales and marketing program. Because planned sales are dependent on adding these employees and conducting our marketing and sales campaign, we believe we will have to raise additional funds in order to fully execute our growth plan for 2002.

     OUR LENGTHY SALES CYCLE COULD CAUSE DELAYS IN REVENUE. The period between our initial contact with a potential customer and the purchase of our products and services is often long and may have delays associated with the lengthy budgeting and approval process of our customers, particularly for our KINNOSA product line. While the sales cycle is shorter for our ECHANGE product line, and while we believe that the sales cycle for our KINNOSA products will decrease over time from the estimated three to six months for our initial sales, there is no degree of certainty that customers will buy our products through a shorter sales cycle. A lengthy sales cycle could have a negative impact on the timing of our revenues, especially our realization of any transaction based revenues, projected cash flow and operations. We believe that a customer's decision to purchase our products and services is discretionary, involves a significant commitment of resources, and is influenced by customer budgetary cycles. To successfully sell our products and services, we generally must educate potential customers regarding the use and benefit of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to make significant business decisions.

     WE EXPECT RAPID GROWTH, RESULTING IN SIGNIFICANT MANAGEMENT CHALLENGES. We are an early stage company and we expect to experience very rapid growth in our operations. This growth will place significant pressure on our limited resources and infrastructure. Our officers will need to implement and improve our operational, administrative and financial systems and controls and effectively expand, train and manage our employee base. For our business plan to be successful, we will be required to manage an increasing number of relationships with various customers, partners and other third parties.

     OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT. We expect to encounter numerous risks and difficulties faced by early stage companies in the rapidly developing enterprise software markets, and, although we believe we will be successful in addressing these risks, there is no assurance that we will do so. As a result of our limited operating history, it is difficult to accurately forecast future operations and plan operating expenses. As a result, we may be unable to timely adjust spending to compensate for any unexpected revenue shortfall. This inability could adversely affect our ability to achieve or maintain profitability.

     WE ARE IN A HIGHLY COMPETITIVE BUSINESS. Within our identified market space are large, well-established and well-known companies that have substantially greater financial, technological, promotional and other resources than we have. Although we believe we can compete successfully, there is no assurance that we will be able to do so. We expect that competition will increase as other established and emerging companies enter our market, as new products and technologies are introduced and as new competitors enter the market. We anticipate that increased competition will result in price reductions, lower gross margins and loss of our market share, any of which could materially adversely affect our business, financial condition and operating results.

     OUR BUSINESS IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. We expect to commit significant resources to our international sales and marketing activities in the future. We are subject to a number of risks associated with these activities. These risks generally include:

     a.   currency exchange rate fluctuations;
     b.   seasonal fluctuations in purchasing patterns;
     c.   unexpected changes in regulatory requirements;
     d.   tariffs, export controls and other trade barriers;
     e. longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
     f.   difficulties in managing and staffing international operations;
     g. potentially adverse foreign tax consequences, including withholding in connection with the repatriation of earnings;
     h    the burdens of complying with a wide variety of foreign laws
     i.   political instability.

Our international sales are denominated in U.S. dollars and in foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We do not hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings.

     INTELLECTUAL PROPERTY CLAIMS COULD BE EXPENSIVE AND RESULT IN LOSS OF RIGHTS. Our property rights to our software products are our primary assets. We protect and enforce our ownership and proprietary rights to our products through copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements and licensing/usage contracts with our customers and employees. However, these protections do not prevent competitors from developing similar software that may have more customer acceptance than our software. In spite or our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into and we may not become aware of, or have adequate remedies in the event of such breach. While we do not believe that our software products infringe on the intellectual property rights of third parties, infringement claims may be made. We may not have sufficient resources to sustain or defend against such claims, with or without merit, or to pay damages we may owe resulting from such litigation.

     WE ARE DEPENDENT UPON CUSTOMER ACCEPTANCE OF OUR PRODUCTS.. Our ability to meet our projections is dependent on our ability to convince prospective customers that our products are superior to competing products and that we can successfully deliver and service our products.

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

     WE ARE DEPENDENT ON TIMELY AND COST-EFFECTIVE DEVELOP OF OUR PRODUCTS.. The life cycles of our products are difficult to predict, because the market for our products is new and characterized by rapid, technological change, changing customer needs and evolving industry standards. In developing new products, we must:

     a. develop and market timely or cost-effective products that respond to technological changes or evolving industry standards;
     b. respond to products, capabilities or technologies developed by others that could render our products and services obsolete or noncompetitive, or that shorten the life cycles of our existing products and services;
     c. anticipate difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services;
     d. anticipate deferrals in orders in anticipation of new products or releases; or
     e. develop new products and services that adequately meet market requirements or achieve market acceptance.

     OUR PRODUCTS DEPEND ON THIRD-PARTY TECHNOLOGY. We rely on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. If we are unable to continue to license any of this software on commercially reasonable terms, we may face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could seriously harm our business.

     THE LOSS OF SERVICES OF ONE OR MORE OF OUR KEY PERSONNEL COULD HARM OUR OPERATIONS. We believe our current management team is sufficient to implement our current business strategy. However, the loss of one or more of our current officers or key employees could severely and negatively impact our operations. Future success depends on the ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. There is no assurance that we will retain key employees, or attract and keep additional highly qualified employees in the future.

     EXISTING MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER ENTRADA. A small number of stockholders, who comprise our executive management, owns 60% of the voting securities of Entrada. These stockholders, when acting together, can elect or otherwise designate all members of our Board of Directors and decide virtually all other matters voted on by the stockholders. This control by management is expected to continue into the future.

     OUR STOCK IS QUOTED ON THE OTC BULLETIN BOARD AND COULD BE SUBJECT TO EXTREME VOLATILITY. Our common stock is currently quoted under the symbol ETSW on the OTC Bulletin Board, which is characterized by low volume trading, high volatility and large spreads between bid and ask prices. A significant amount of common stock coming on the market at any one time could cause the stock to decline in price. In addition, we must comply with ongoing eligibility rules to ensure our common stock is not removed from the OTC Bulletin Board, which would materially adversely affect the liquidity and volatility of our common stock. The Company intends to use its best efforts to continue to meet the eligibility requirements.

     OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN UNDETECTED ERRORS. While we test our products extensively before market introduction, we cannot be certain that, despite our testing, errors will not be found in current versions, new versions, or enhancements of our products after commencement of their use. Such undetected errors could result in adverse publicity, loss of revenues, delay in market acceptance, or claims against us by customers, all of which could materially adversely affect our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     Our common stock has traded since March 3, 2000 on the OTC Bulletin Board under the symbol "ETSW." At December 31, 2001, there were 235 common stockholders of record (there was a greater number of beneficial owners). Following is the range of the high and low bid information for the year 2001, and the period in which our stock traded in 2000. This information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

          2001
          Quarter                                 Price Range
          -------                                 -----------
          First                                   $2.125-1.50
          Second                                  $1.85-.66
          Third                                   $1.70-.85
          Fourth                                  $1.52-1.05

          2000
          Quarter                                 Price Range
          -------                                 -----------
          First                                   $9.25-2.063
          Second                                  $5.75-2.875
          Third                                   $4.00-2.125
          Fourth                                  $2.687-1.50

DIVIDEND POLICY

     We have never declared or paid a dividend on our common stock, and we do not intend to pay dividends in the foreseeable future. We are required to accrue a 10% ($.10 per share) cumulative annual dividend for each share of Series A preferred stock outstanding. This dividend is payable only when declared by the Board of Directors, and must be paid before any dividends on common stock. Our present policy is to retain future earnings to finance future growth.

ITEM 6. SELECTED FINANCIAL DATA

                                                Year ending December 31
                                      -----------------------------------------
                                         2001           2000           1999
                                      -----------    -----------    -----------
Net sales                             $   602,390    $    64,280    $    47,209
Loss from continuing operations       $(1,737,753)   $(1,538,214)   $  (286,269)
Loss per common share                 $      (.24)   $      (.21)   $      (.05)
Total assets                          $   464,697    $   180,857    $   281,093
Long-term obligations                 $   382,533    $    46,917    $     5,794

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

     Entrada was incorporated in Nevada in August 1999 as a wholly owned subsidiary of The Rotherwood Group, Inc. ("TRG"), a non-trading and inactive public company that acquired CIMsoft, Inc. on September 1, 1999. Concurrently,

TRG was merged into Entrada solely to adopt the new Entrada name and to change the state of incorporation from Arizona to Nevada. CIMsoft was formed to develop and sell the KINNOSA product line in May 1998 and had minimal operations prior to its acquisition by TRG on September 1, 1999. On December 15, 1999, CIMsoft merged into Entrada. During 2000, Entrada's activities consisted entirely of marketing and research and development, though we had our first significant KINNOSA product sale to Motorola, Inc. in December 2000. In March 2001 we acquired the ECHANGE product line, and began active sales to and support of ECHANGE customers in May 2001. Our focus for 2001 was the assimilation of the ECHANGE product line and the stabilization of the ECHANGE customer base.

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

YEAR ENDED DECEMBER 31, 2001. During the year 2001 we completely evolved from a development company to a true operating company. Once we acquired the ECHANGE product line and customer base in March, we immediately began building the sales and support organizations to exploit this opportunity. On May 1 we began active support of ECHANGE customers, and initiated sales of ECHANGE solutions to current and new customers. Through December 31, we closed business transactions with over 50 customers, generating over $1.1 million in business. Most of this business was from support and maintenance contracts, the revenue for which is recognized over the term of the contract, generally one year. The original worldwide ECHANGE customer base was over 200, and, while some of these customers have abandoned ECHANGE for other products, we believe there are still over 100 businesses with whom we have the opportunity to complete a support contract and/or to sell new licenses in 2002.

     A key component of our sales strategy is the use of Solution Provider partners to sell and provide services for our solutions. By the end of 2001 we had completed agreements with17 such partners, many of which have already generated license and support sales for us.

     While we closed over $1.1 million in business for the year, only $602,390 was recognized for financial statement purposes. The balance represents either revenue deferred over the term of support and maintenance contracts, or other revenue for which the earning process was not completed by year-end. Cost of sales of $116,553 represents both royalty payments to third party technology partners whose products are included in our products, and professional services performed for customers by third party providers.

     Operating expenses totaled nearly $2.2 million, an increase of 35% over the prior year, reflecting our emergence as an operating company. Personnel costs, including salaries, commissions, benefits and contract employees, comprised over 80% of operating expenses. As expected as we increased our sales and support activities during the year, customer support, sales and engineering expenses all increased over the prior year.

     Interest expense of $39,359 for the year related to convertible notes issued for financing purposes in 2001.

YEAR ENDED DECEMBER 31, 2000. In the year 2000 our activities consisted mainly of marketing research and product development. We undertook extensive market research, including focus groups, test sales activities, collaboration with market analysts and the preparation of our marketing plan. In development, we adapted our KINNOSA product suite for use with an Internet portal front-end, and migrated to the Java programming language. As a result of these activities, we were not ready to start limited sales efforts until the end of the fourth quarter of the year, and in December closed our first KINNOSA sale, to Motorola, Inc. Of the $1,612,970 of operating expenses for the year, approximately $1,085,900 was for salaries and other personnel expenses, $470,000 of which was incurred in research and development. As a result of the above, we had a net loss of $1,538,214 for the year.

LIQUIDITY AND CAPITAL RESERVES

     Since beginning operations in 1999, we maintained minimal cash reserves and generated no significant working capital from operations until the second half of 2001. Prior to that time, essentially all working capital came from outside investors and lenders. During 2001 we raised $376,000 from the sale of Series B preferred stock, and raised $615,000 from the issuance of convertible notes payable. With the resurrection of our acquired product line, ECHANGE, in May 2001, we began to generate working capital from operations. By the fourth quarter of 2001, we began to fund current operations almost entirely from sales activities, though we did not generate sufficient capital to retire accumulated debts or expand our business. At the end of 2001 we maintained minimal capital reserves and remained dependent on sales activities to continue funding operations in 2002.

PLAN OF OPERATIONS FOR FISCAL YEAR 2002 We expect to continue to generate working capital as our operations expand in 2002, however, we do not believe that operations in 2002 will generate sufficient working capital to expand our operations to meet our business plan, or to retire prior accumulated debts. In order to meet our 2002 operating plan, we intend to hire up to 30 additional employees by December 31, and expand our sales and marketing program. Therefore, we intend to raise significant additional funds to fully execute our business plan in 2002.

     If we are able to raise the additional funds, we believe that we will have sufficient working capital to execute our business plan and to reach a level of operations that will generate positive earnings and cash flow by the end of 2002. However, meeting these objectives is contingent upon not only obtaining adequate capital, but also successfully executing our business plan.

ITEM 7. FINANCIAL STATEMENTS

                                      INDEX

     Report of Independent Public Accountants ........................   13

     Balance sheets at December 31, 2001 and 2000 ....................   14

     Statements of Operations for the years ended
       December 31, 2001 and 2000 ....................................   15

     Statements of Cash Flows for the years ended
       December 31, 2001 and 2000 ....................................   16

     Statements of Stockholders' Equity for years ended
       December 31, 2001 and 2000 ....................................   17

     Notes to the Financial Statements ...............................   18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of Entrada Software, Inc.

We have audited the accompanying balance sheets of Entrada Software, Inc. (the "Company") as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entrada Software, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had continuing operating losses and had a net loss of $1,737,753 for the year ended December 31, 2001. The Company also has limited working capital reserves. There is a working capital deficiency of $1,133,652 at December 31, 2001. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/  EPSTEIN, WEBER & CONOVER, PLC
Scottsdale, Arizona
February 19, 2002

                             ENTRADA SOFTWARE, INC.

================================================================================

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                     ASSETS                                        2001           2000
                                                                               -----------    -----------
Current assets
  Cash and cash equivalents                                                    $    21,884    $     4,224
  Accounts receivable                                                              270,514
  Prepaid expenses and deposits                                                     21,339         16,317
                                                                               -----------    -----------
     Total current assets                                                          313,737         20,541
                                                                               -----------    -----------

Furniture, fixtures and equipment                                                  162,165        141,033
Less accumulated depreciation                                                      (54,746)       (22,357)
                                                                               -----------    -----------
     Net furniture, fixtures and equipment                                         107,419        118,676
                                                                               -----------    -----------

Deposits                                                                            20,279         27,238
Intellectual property, net of accumulated amortization                              23,262         14,402
                                                                               -----------    -----------
     Total assets                                                              $   464,697    $   180,857
                                                                               ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable and accrued expenses                                        $   697,689    $   179,070
  Due to officers                                                                                  45,522
  Deferred revenue                                                                 489,700         37,500
  Notes payable                                                                    260,000         89,100
                                                                               -----------    -----------
     Total current liabilities                                                   1,447,389        351,192

Notes payable                                                                      295,626
Other liabilities                                                                   86,907         46,917
                                                                               -----------    -----------
     Total liabilities                                                           1,829,922        398,109
                                                                               -----------    -----------
Stockholders' deficit
  Serial preferred stock, $.001 par value; authorized
    5,000,000 shares:
      Series A convertible preferred stock, $.001 par value;
        $1.00 liquidation preference,  250,000 shares authorized,
        issued and outstanding in 2001 and 2000                                        250            250
      Series B convertible preferred stock, $.001 par value; $1.00 liquidation preference, 1,700,000 shares authorized, 620,029
        shares issued and outstanding in 2001                                          620
   Common stock; $.001 par value, authorized 70,000,000 shares,
     7,381,676 shares issued and outstanding in 2001 and 2000                        7,381          7,381
   Paid in capital                                                               2,242,997      1,628,838
   Accrued dividends                                                               (53,737)
   Accumulated deficit                                                          (3,562,736)    (1,853,721)
                                                                               -----------    -----------
     Total stockholders' deficit                                                (1,365,225)      (217,252)
                                                                               -----------    -----------
     Total liabilities and stockholders' deficit                               $   464,697    $   180,857
                                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.

================================================================================

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                      2001              2000
                                                   -----------      -----------
Revenue
  License sales                                    $   223,244      $    33,446
  Support services                                     325,365           30,834
  Other revenue                                         53,781
                                                   -----------      -----------
     Total revenue                                     602,390           64,280
Cost of sales                                          116,553
                                                   -----------      -----------
     Gross profit                                      485,837           64,280

Operating expenses
  General and administration                           709,433          594,953
  Engineering and development                          695,679          509,648
  Sales and marketing                                  524,342          508,369
  Customer support                                     254,777
                                                   -----------      -----------
     Total operating expenses                        2,184,231        1,612,970
                                                   -----------      -----------
     Loss from operations                           (1,698,394)      (1,548,690)

Other income (expense)
  Interest expense                                     (39,359)          (7,846)
  Interest income                                                        18,322
                                                   -----------      -----------
     Total other                                       (39,359)          10,476
                                                   -----------      -----------

     Net loss                                      $(1,737,753)     $(1,538,214)
                                                   ===========      ===========
Loss per common share
  Basic                                            $      (.24)     $      (.21)
                                                   ===========      ===========
  Diluted                                          $      (.24)     $      (.21)
                                                   ===========      ===========
Weighted average number of common shares
  outstanding
  Basic                                              7,381,626        7,249,501
                                                   ===========      ===========
  Diluted                                            7,381,626        7,249,501
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.

================================================================================

                             STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                              2001           2000
                                                                          -----------    -----------
Cash flow from operating activities:
  Net loss                                                                $(1,737,753)   $(1,538,214)
  Reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                              35,099         21,424
    Stock issued for services                                                  42,801         13,867
    Changes in assets and liabilities:
      Accounts receivable, prepaid expenses and deposits                     (285,477)       (17,153)
      Deferred revenue                                                        452,200         14,166
      Payables, accruals and other liabilities                                552,556        210,843
                                                                          -----------    -----------
          Net cash used in operating activities                              (940,574)    (1,295,067)
                                                                          -----------    -----------
Cash flows from financing activities:
  Sale of common stock                                                                     1,159,102
  Sale of Series B preferred stock                                            375,936             --
  Proceeds from notes payable                                                 615,000         40,000
                                                                          -----------    -----------
          Net cash provided by financing activities                           990,936      1,199,102
                                                                          -----------    -----------
Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment                               (21,132)      (103,317)
  Purchase of intangible assets                                               (11,570)        (7,582)
                                                                          -----------    -----------
          Net cash used in investing activities                               (32,702)      (110,899)
                                                                          -----------    -----------

Net increase (decrease) in cash                                                17,660       (206,864)
Cash, beginning of year                                                         4,224        211,088
                                                                          -----------    -----------
Cash, end of year                                                         $    21,884    $     4,224
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                  $     4,813    $     4,835
                                                                          ===========    ===========
Supplemental disclosure of non-cash investing and financing activities:
  Preferred stock issued upon conversion of debt and
    related accrued interest                                              $   196,129    $        --
                                                                          ===========    ===========

     Officers' accrued salaries converted to notes payable                $    45,522    $        --
                                                                          ===========    ===========

     Preferred stock issued for services performed                        $    42,801    $    13,867
                                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.

================================================================================

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                            SERIES A               SERIES B
                                  COMMON STOCK           PREFERRED STOCK        PREFERRED STOCK
                              -------------------       -----------------      -----------------
                               SHARES     AMOUNT         SHARES    AMOUNT       SHARES    AMOUNT
                              ---------  --------       --------   ------      --------   ------
December 31, 1999             6,730,180  $  6,730        250,000   $  250
  Issue common stock            651,496       651
  Accrued dividends
  Warrant redemption
  Net loss
                              ---------  --------       --------   ------      --------   ------
December 31, 2000             7,381,676  $  7,381        250,000   $  250
  Issue preferred stock                                                         620,029      620
  Accrued dividends
  Net loss
                              ---------  --------       --------   ------      --------   ------
December 31, 2001             7,381,676  $  7,381        250,000   $  250       620,026   $  620
                              =========  ========       ========   ======      ========   ======


                                PAID IN         ACCRUED       ACCUMULATED      STOCKHOLDERS'
                                CAPITAL        DIVIDENDS        DEFICIT       EQUITY (DEFICIT)
                              -----------      ---------        -------       ----------------
December 31, 1999             $   456,520      $  (3,737)     $  (286,769)       $  172,994
  Issue common stock            1,176,719                                         1,177,370
  Accrued dividends                              (25,001)                           (25,000)
  Warrant redemption               (4,401)                                           (4,401)
  Net loss                                                     (1,538,214)       (1,538,214)
                              -----------      ---------      -----------       -----------
December 31, 2000             $ 1,628,838      $ (28,738)     $(1,824,983)      $  (217,252)
  Issue preferred stock           614,159                                           614,779
  Accrued dividends                              (24,999)                           (24,999)
  Net loss                                                     (1,737,753)       (1,737,753)
                              -----------      ---------      -----------       -----------
December 31, 2001             $ 2,242,997      $ (53,737)     $(3,562,736)      $(1,365,225)
                              ===========      =========      ===========       ===========

    The accompanying notes are an integral part of these financial statements

                             ENTRADA SOFTWARE, INC.

================================================================================

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


(1) ORGANIZATION AND OPERATIONS

BACKGROUND AND CURRENT OPERATIONS

     Entrada Software, Inc. (a Nevada corporation, the "Company") was incorporated in Delaware on May 7, 1998 as CIMsoft, Inc., and commenced limited operations in 1999. On September 1, 1999 the company executed a reverse merger with a non-trading public company with no operations, and reincorporated in Nevada as Entrada Software, Inc.

     The Company has developed and currently markets two software lines - Kinnosa, that tracks product content information for manufacturers and their suppliers and customers, and eChange, that provides electronic document management.

MANAGEMENT PLANS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company did not have significant revenue operations in 2000,and commenced support and sales of its eChange product line on May 1, 2001. Consequently the Company had losses of $1,737,753 and $1,538,214 for the years ended December 31, 2001 and 2000, respectively, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

     Cash reserves at December 31, 2001 were essentially depleted. Although the Company is generating cash flow from sales activities, such cash flow is sufficient only to cover a portion of current operating expenses, and does not permit the Company to retire prior debts or expand its operations. The Company believes that it needs additional cash, either from outside financing or expanded sales activities, in order to retire debts accumulated over the last two years and significantly expand the Company's operations.

     If the Company is unable to produce sales as planned and/or raise additional investment capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

(2) SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and liquid investments with a maturity of three months or less.

INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, which requires the use of an asset and liability approach. The effect of recognizing the tax effect of the Company's accumulated loss resulted in a deferred income tax asset of approximately $1,378,000, which was fully offset by an equal valuation allowance. Such allowance increased by $701,000 for the year ended December 31, 2001. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carry-forwards.

     The difference between the tax benefit calculated by applying the statutory federal tax rate of 34% to the Company's loss for the year and the absence of a recorded benefit is due to the application of the valuation allowance.

     The Company had a cumulative net operating loss for tax purposes of approximately $2,980,000 at December 31, 2001. The federal net operating loss carry-forwards expire in 2019 through 2021 and state loss carry-forwards expire in 2004 through 2006.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT

     Research and development costs, which were approximately $700,000 and $450,000 for the years ended December 31, 2001 and 2000, respectively, are charged to operations as incurred.

ADVERTISING COSTS

     The Company has incurred no advertising expense to date. Advertising costs will be charged to operations when incurred.

FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consists primarily of computer equipment and office furniture, is recorded at cost and is depreciated using the straight line method over estimated useful lives of generally five years. Management has evaluated the carrying value of all long-lived assets in accordance with SFAS No, 121, and believes that no adjustment of carrying values is necessary. Depreciation expense for the years ended December 31, 2001 and 2000 was $32,830 and $21,424, respectively.

INTANGIBLE ASSETS

     Intangible assets consist of the cost of acquiring the intellectual property that is the basis for the Company's software products, the cost of applying for trademarks on the Company's proprietary names and the cost of acquiring the eChange product line. Intangible assets are amortized on the straight-line basis over three years.

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

     Maintenance and support contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support. Maintenance and support revenues are recognized ratably over the term of the associated contract, which is generally twelve months.

LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company had convertible preferred stock, options and warrants outstanding that were potential common stock at December 31, 2001 and 2000. At December 31, 2001, there was preferred stock outstanding convertible into 884,576 shares of common stock and warrants and options exercisable for 1,936,198 shares of common stock. In addition, there are notes payable and associated accrued interest convertible to 589,030 shares of Series B convertible preferred stock at December 31, 2001. Preferred stock dividends of $24,999 and interest on convertible notes of $33,405 could be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31, 2001. However, these securities and the preferred stock dividends and note interest were not considered in the calculation for diluted earnings per share because the effect would be anti-dilutive.

(3) NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

     At December 31, 2001 the Company had $120,626 in unsecured notes, due to officers, that have 9% interest rates, are due January 1, 2003 and are convertible, including accrued interest, into 133,788 shares of Series B preferred stock. The Company also has a $40,000 unsecured note, due to a stockholder, that has a 9% interest rate, is due January 1, 2003 and is convertible, including accrued interest, into 44,083 shares of Series B preferred stock.

     At December 31, 2001 the Company had $395,000 in unsecured notes, due to unrelated parties, that have 9-10% interest rates, $135,00 of which is due January 1, 2003, and $260,000 of which is due before December 31, 2002. These notes, including accrued interest, are convertible into 411,159 shares of Series B preferred stock

     At December 31, 2000 the Company had a payable of $45,522, to officers, that consisted of deferred salary and other expenses incurred on behalf of the Company. Subsequent to year-end, the amounts due were converted into unsecured notes payable.

(4) STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company's Board of Directors divides preferred shares into series and fixes dividend rates, designations, preferences and privileges.

SERIES A PREFERRED STOCK

     Series A stock has a $1.00 per share liquidation preference and a 10% cumulative dividend. Each share of Series A stock is convertible into 1.06 shares of common stock. The Company may redeem the shares of Series A Preferred at $1.00 per share plus any unpaid dividends. Under certain circumstances the Company may not establish a series of preferred superior to the Series A preferred, without the consent of the Series A stockholders. The holders of the Series A preferred have preference, over common stockholders, in payment of dividends and in liquidation distributions. In the event of any liquidation of the Company, the holders of the Series A preferred will receive any cumulative but unpaid dividends, in addition to a $1.00 per share liquidation preference, before the common stockholders receive any assets.

     The holders of the Series A preferred are entitled to votes equal to the number of shares of common stock into which these shares are convertible. Holders of shares of Series A preferred will generally vote with the holders of common stock, as a class, on all matters except for matters where vote as a class is specified. The accrued, but undeclared, dividend on the Series A preferred stock was $53,737, or $.21 per share, at December 31, 2001.

SERIES B PREFERRED STOCK

     In 2001, the Company designated 1,700,000 shares as Series B convertible preferred stock. Series B stock has a liquidation preference equal to the amount paid to the Company by the purchaser. Each share of Series B preferred is convertible at any by the holder into one share of common stock. Under certain circumstances the Company may not establish a series of preferred superior to the Series B preferred, without the consent of the Series B stockholders. The holders of the Series B preferred have preference, over all other stockholders, in liquidation distributions. In the event of any liquidation of the Company, the holders of the Series B preferred will receive a liquidation preference before the common and Series A stockholders receive any assets.

     The holders of the Series B preferred are entitled to votes equal to the number of shares of common stock into which these shares are convertible. Holders of shares of Series B preferred will generally vote with the holders of common stock as a class on all matters except for matters where vote as a class is specified.

     During the year ended December 31, 2001, the Company issued 620,029 shares of Series B convertible preferred stock for cash, as consideration for services and in conversion of debt and related accrued interest. All of these transactions were at $1 per share.

STOCK OPTION PLAN

     The Company's1999 Equity Incentive Plan reserves 2,100,000 shares of common stock for option and stock grants, and expires September 30, 2009. Options are granted and become exercisable based on the discretion of the Board of Directors and must be exercised within ten years of the date of grant. As of December 31, 2001, the Company had granted 1,207,986 options with generally a four-year vesting period. At December 31, 2001, 457,166 options were exercisable, and none had been exercised.

A summary of stock option activity for the year ended December 31, 2001 is as follows:

                                                                            Weighted Average
                                                                   Number    Exercise price
                                                                   ------    --------------
Options outstanding, January 1, 2001                                456,000      $2.04
  Granted                                                           781,626      $0.91
  Exercised                                                              --
  Terminated/expired                                                (29,640)     $2.50
                                                                  ---------
Options outstanding, December 31, 2001                            1,207,986      $1.34
                                                                  =========

Options exercisable as of December 31, 2001                         457,156      $1.31
                                                                  =========


Options available for grant as of December 31, 2001                 892,014
                                                                  =========

Weighted average remaining contractual lives                      9.1 years
                                                                  =========

Weighted average fair value of options granted during the year    $   0.67
                                                                  ========

     Options outstanding at December 31, 2001 are as follows:

                        Number of     Exercise
                         Options        Price
                         -------        -----
                         105,000        $ .50
                          30,000        $ .65
                         566,000        $ .90
                         175,626        $1.00
                         331,360        $2.50

     The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and continues to account for stock based compensation using the intrinsic value method prescribed by APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company has determined that the best measure of value of the Company's common stock, for purposes of determining intrinsic value of the granted options, is the $1 value of the Series B preferred stock. That determination was based on fact that the Company issued significantly more Series B preferred stock than what was traded during the year in its common stock. Each share of Series B preferred stock is convertible into a share of common stock. Accordingly, there is no material compensation cost for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2001, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased by $179,000 and $.02 respectively.

     Under the provisions of SFAS No. 123, there are 457,156 fully vested options for the year ended December 31, 2001 used to determine net earnings and earnings per share under a pro forma basis. The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions for year ended December 31, 2001:

     Dividend yield                         None
     Volatility                             N/A
     Risk free interest rate                4.18%
     Expected asset life                    10 years

     The value of the stock used in the calculation was $.90 per share, calculated as a discount of the price of the Series B preferred stock transactions occurring in the year ended December 31, 2001. The fair value of options granted in the year ended December 31, 2001, was determined by using the Black-Scholes option pricing model.

COMMON STOCK WARRANTS

     In connection with financing activities in 2001, the Company granted 728,212 warrants to purchase common stock at $.50 to $1.00 per share for periods of from two to five years. The warrants were granted either in connection with the purchase of Series B preferred stock, in connection with a loan to the Company or to third party intermediaries. The fair value of the warrants granted in connection with these transactions was not material.

     At January 1, 2000 the Company had 500,000 warrants outstanding, each exercisable to purchase one share of common stock for $1.50. In April 2000 the Company called all 500,000 warrants, of which 426,655 were exercised. Subsequently, 371 warrants were presented for redemption at $.06 per warrant, and the Company has provided a redemption accrual for the remaining 72,974 warrants, which may be presented for redemption at any time.

(5) COMMITMENTS

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

LEASES

     The Company leases its corporate offices for minimum annual rent of approximately $170,000 through August 2004. The Company also leases computer and other office equipment under operating leases through 2003. Future minimum lease payments are as follows:

            Year ending December 31:
                    2002                                            194,000
                    2003                                            190,000
                    2004                                            134,000
                                                                   --------
                           Total                                   $518,000
                                                                   ========

     Total rent expense for the years ended December 31, 2001 and 2000 was $170,000 and $116,000, respectively.

(6) CONCENTRATIONS

     In 2001 the Company's revenue was derived from over 50 customers, no one of which constituted more than 10% of the total. Accounts receivable at December 31, 2001 consisted of accounts with over 20 customers, with no single customer comprising more than 25% of the total.

     Although the Company's cash balances may at times exceed federally insured deposit limits, at December 31, 2001, these limits were not exceeded.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of Entrada are:

NAME                   AGE      POSITION
----                   ---      --------
Bruce D. Williams       46      Director, President and Chief Executive Officer
Terry L. Simpson        50      Director and Chief Technical Officer
Terry J. Gustafson      56      Chief Financial Officer, Secretary and Treasurer
John Lewis              31      VP, Chief Product Officer

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

     Mr. Simpson holds a Bachelor of Science Degree in Engineering from West Virginia University.

     TERRY J. GUSTAFSON, VP FINANCE, CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER. Mr. Gustafson was a founder of CIMsoft, Inc., and has served as Chief Financial Officer, Secretary and Treasurer of Entrada since September 1999. From 1993 to 1998 he was Vice President Finance, Chief Financial Officer, Secretary and Treasurer of Xantel Corporation, a high-tech start-up company he co-founded in 1993. While at Xantel he performed virtually all administrative, finance and accounting functions for the company until 1998.

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

     JOHN LEWIS, VP, CHIEF PRODUCT OFFICER. After working in several rigorous software development environments, Mr. Lewis joined Andersen Consulting in 1993 in order to provide technology-driven business solutions directly to customers. With Andersen, he was an integral part of designing and implementing mission-critical systems for customers including Intel and AT&T. In 1995, Mr. Lewis joined Sybase, Inc. to start a new Professional Services practice for the company. He and his team delivered strategic technologies to customers including American Express and Motorola. In 1998, Mr. Lewis and several associates formed Arcanum International Corporation as a Systems Integration firm that provided enterprise-class systems architecture and design services to customers including Motorola and Cisco.

     Mr. Lewis' education includes a Bachelor of Arts Degree from Pepperdine University where he graduated Magna Cum Laude, and extensive graduate studies in Computer Science at Arizona State University.

ITEM 10. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation earned by Entrada's Chief Executive Officer for services to Entrada during the year ended December 31, 2001. No officer of Entrada received salary or bonus in excess of $100,000 during these periods.

                           SUMMARY COMPENSATION TABLE

                                                           Long Term
                                                           Comp Awards
                                                        ------------------
                                                           Securities
Name/position              Year           Salary        Underlying Options
-------------              ----           ------        ------------------
Bruce D. Williams, CEO     2001           $82,500            40,193

                OPTIONS GRANTED AND EXERCISED IN LAST FISCAL YEAR

     The following table sets forth information with respect to stock options granted to the Chief Executive Officer during 2001, including the potential realizable value over the 10 year term of the options based on assumed rates of stock appreciation of 5% and 10%, compounded annually, over the per share exercise price of the option, which was the per share market price at the time of the grant. These assumed rates of appreciation comply with the rules of the SEC and do not represent Entrada's estimate of future stock price.

                                               Percentage of                                     Realizable Value At
                                Number of      Total Options                                   Assumed Annual Rates of
                               Securities       Granted to                                    Stock Price Appreciation
                               Underlying      Employees in      Exercise      Expiration         for Option Term
    Name/position               Options        Fiscal Year        Price           Date            5%           10%
    -------------               -------        -----------        -----           ----            --           ---
Bruce D. Williams, CEO           30,193             4%            $1.00         4/30/11        $93,000      $166,000

         AGGREGATED OPTIONS EXERCISED IN 2001 AND YEAR-END OPTION VALUES

     The following table sets forth for the Chief Executive Officer the shares acquired and the value realized on each exercise of stock options during the year ended December 31, 2001 and the number and value of securities underlying unexercised options held by such officer at December 31, 2001.

                                                      Number of Securities Underlying       Value of Unexercised in the
                                                          Unexercised Options At                 Money Options At
                            Shares                           December 31, 2001                 December 31, 2001(2)
                          Acquired On      Value       -----------------------------      ------------------------------
Name                       Exercise      Received(1)   Exercisable     Unexercisable      Exercisable      Unexercisable
----                       --------      -----------   -----------     -------------      -----------      -------------
Bruce D. Williams, CEO        --          $    --         40,193          $    --           $    --           $   --

(1) Based on the fair market value of the Company's Common Stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.
(2) Based on the fair market value of the Company's Common Stock as of December 31, 2001, minus the exercise price, multiplied by the number of shares underlying the options.

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

STOCK OPTION PLAN

     The Company's 1999 Equity Incentive Plan reserves 2,100,000 shares of common stock for option and stock grants, and expires September 30, 2009. As of December 31, 2001, the Company had granted 1,207,986 options with generally a four-year vesting period and exercise prices of $.50 to $2.50. At December 31, 2001 457,166 options were exercisable and none had been exercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2001, the ownership of each person known by us to be the beneficial owner of five percent or more of Entrada's common stock, each officer and director individually, and all officers and directors as a group. Entrada has been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

                                               Share Amounts and       Percent
    Name and Address of Beneficial Owner      Nature of Ownership     of Class
    ------------------------------------      -------------------     --------
Terry L. Simpson
18775 N. 95th Way
Scottsdale, Arizona  85255                         3,175,259           43.01%(1)

Bruce D. Williams
27990 N. 77th Street
Scottsdale, Arizona  85255                           979,592           13.27%(1)

Terry J. Gustafson
7363 E. Onyx Court
Scottsdale, Arizona  85258                           734,694            9.95%(1)

All Directors and Officers
 as a Group (3 persons)                            4,889,545           66.23%(1)

(1)  Based on 7,381,676 shares of common stock outstanding at December 31, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2001 officers either converted amounts due from the company to convertible notes payable, or loaned the company additional funds totaling $120,626. These notes are due January 1, 2003, bear interest at 9% and are convertible, including accrued interest, into 133,788 shares of Series B preferred stock at the discretion of the holders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

2.1(1) Stock Exchange Agreement by and between TRG and CIMsoft, dated as of August 4, 1999

3.1(1)    Articles of Incorporation of Entrada

3.2(2) Certificate of Designation/Resolution of Designation - Series A 10% Cumulative Convertible Preferred Stock

3.2(2) Certificate of Designation/Resolution of Designation - Series B Convertible Preferred Stock

3.2(a) Amended Certificate of Designation/Resolution of Designation - Series B Convertible Preferred Stock

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

10.2(1)   Entrada 1999 Equity Incentive Plan, Effective July 23, 1999

10.3(1) Employment Agreement by and between Entrada and Bruce Williams, dated as of July 26, 1999

10.4(1) Employment Agreement by and between Entrada and Terry Gustafson, dated as of September 1, 1998

10.5(1) Employment Agreement by and between Entrada and Terry Simpson, dated as of August 1, 1998

(1) Incorporated by reference from Entrada's Form 10-SB filed with the Securities and Exchange Commission on December 10, 1999.
(2) Incorporated by reference from Entrada's Form 10K-SB filed with the Securities and Exchange Commission on March 23, 2001.

REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entrada Software, Inc.
(Registrant)

By       /S/ Bruce D. Williams
         Bruce D. Williams, Chief Executive Officer

Date:    March 20, 2002


By       /S/ Terry J. Gustafson
         Terry J. Gustafson, Chief Financial Officer

Date:    March 20, 2002


By       /S/ Terry L. Simpson
         Terry L. Simpson, Chairman

Date:    March 20, 2002


By       /S/ Bruce D. Williams
         Bruce D. Williams, Director

Date:    March 20, 2002