Form 10QSB
period 2002-03-31
ENTRADA SOFTWARE INC
filed 2002-05-08
CIK 1100871

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                  For the quarterly period ended March 31, 2002


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

     The number of shares outstanding of the registrant's common equity as of March 31, 2002 was 7,381,676 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                             ENTRADA SOFTWARE, INC.
                           INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1. Financial statements ..............................................    3
     Balance sheet at March 31, 2002 ......................................    3
     Statement of operations for the three months ended
       March 31, 2002 and 2001 ............................................    4
     Statement of cash flows for the three months ended
       March 31, 2002 and 2001 ............................................    5
     Notes to the financial statements ....................................    6
Item 2. Management's discussion and analysis of financial condition and
          results of operations ...........................................    7


PART II.  OTHER INFORMATION

Item 2. Changes in securities .............................................   11

Item 4. Submission of Matters to a Vote of Security Holders ...............   11

Item 6. Exhibits and reports on Form 8-K ..................................   11

Signatures ................................................................   12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ENTRADA SOFTWARE, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2002

                                     ASSETS
Current assets
   Cash and cash equivalents                                                       $    34,027
   Accounts receivable                                                                  64,281
   Prepaid expenses and deposits                                                        45,999
                                                                                   -----------
         Total current assets                                                          144,307
                                                                                   -----------

Furniture, fixtures and equipment                                                      168,228
Less accumulated depreciation                                                          (63,632)
                                                                                   -----------
         Net furniture, fixtures and equipment                                         104,596
                                                                                   -----------

Deposits                                                                                21,476
Intellectual property, net                                                              22,488
                                                                                   -----------
         Total assets                                                              $   292,867
                                                                                   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                               872,378
   Deferred revenue                                                                    480,301
   Notes payable                                                                       555,626
                                                                                   -----------
         Total current liabilities                                                   1,908,305
                                                                                   -----------

Other liabilities                                                                       98,954
                                                                                   -----------
         Total liabilities                                                           2,007,259
                                                                                   -----------

Stockholders' equity
   Serial preferred stock, $.001 par value; authorized 5,000,000 shares
     Series A convertible preferred stock, $.001 par value; $1.00
     liquidation preference, 250,000 shares authorized, issued and outstanding             250

     Series B convertible preferred stock, $.001 par value; $1.00 liquidation preference, 1,700,000 shares authorized, 667,379 issued and outstanding
       667 Common stock; $.001 par value, authorized 70,000,000 shares,
       7,381,676 shares issued and outstanding                                           7,381
   Paid in capital                                                                   2,290,300
   Accrued dividends                                                                   (59,988)
   Accumulated deficit                                                              (3,953,002)
                                                                                   -----------
         Total stockholders' equity                                                 (1,714,392)
                                                                                   -----------
         Total liabilities and stockholders' equity                                $   292,867
                                                                                   ===========

                             ENTRADA SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                          THREE MONTHS ENDED MARCH 31
                                                          ----------------------------
                                                              2002             2001
                                                          -----------      -----------
Support and license revenue                               $   301,373      $    12,975
Cost of sales                                                  12,979
                                                          -----------      -----------
         Gross profit                                         288,394           12,975

Operating expenses:
   Administration, finance and general                        187,803          180,642
   Sales and marketing                                        147,545           92,286
   Engineering and development                                168,561          149,277
   Customer support                                            97,381
   Product management                                          55,493
                                                          -----------      -----------
         Total operating expenses                             656,783          422,205
                                                          -----------      -----------

         Loss from operations                                (368,389)        (409,230)
                                                          -----------      -----------

Other income (expense)
   Interest expense                                           (22,995)          (4,953)
   Interest income                                              1,118
                                                          -----------      -----------
         Total other income (expense)                         (21,877)          (4,953)
                                                          -----------      -----------

         Net loss                                         $  (390,266)     $  (414,183)
                                                          ===========      ===========

Loss per common share
     Basic                                                $      (.05)     $      (.06)
                                                          ===========      ===========
     Diluted                                              $      (.05)     $      (.06)
                                                          ===========      ===========

Weighted average number of common shares outstanding:
     Basic                                                  7,381,626        7,381,626
                                                          ===========      ===========
     Diluted                                                7,381,626        7,381,626
                                                          ===========      ===========

                             ENTRADA SOFTWARE, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                           THREE MONTHS ENDED MARCH 31
                                                           ---------------------------
                                                               2002           2001
                                                            ---------      ---------
Cash flows from operating activities:
   Net loss                                                 $(390,266)     $(414,183)
   Adjustments:
       Depreciation and amortization                            9,660          7,957
       Stock issued for services                                8,850         19,850
       Changes in assets and liabilities:
         Receivables, prepaid expenses and deposits           180,376        (17,660)
         Deferred revenue                                      (9,399)       (11,250)
         Payables, accruals and other liabilities             180,485         98,575
                                                            ---------      ---------
              Net cash used in operating activities           (20,294)      (316,711)
                                                            ---------      ---------

Cash flows from financing activities:
   Proceeds from borrowing                                                   125,000
   Sale of common and preferred stock                          38,500        202,599
                                                            ---------      ---------
              Net cash provided by financing activities        38,500        327,599
                                                            ---------      ---------

Cash flows from investing activities:
   Purchase of furniture, fixtures and equipment               (6,063)        (2,751)
   Purchase of intangible assets                                             (10,000)
                                                            ---------      ---------
              Net cash used in investing activities            (6,063)       (12,751)
                                                            ---------      ---------

Net increase (decrease) in cash                                12,143         (1,863)
Cash, beginning of period                                      21,884          4,224
                                                            ---------      ---------
Cash, end of period                                         $  34,027      $   2,361
                                                            =========      =========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                        --             --
                                                            =========      =========

                             ENTRADA SOFTWARE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002

(1) BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles "GAAP" for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-month period ending March 31, 2002 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's financial statements and notes in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.


(2) STOCKHOLDERS' EQUITY:

EMPLOYEE STOCK OPTION PLAN

     The 1999 Equity Incentive Plan reserves 2,100,000 shares of common stock for option and stock grants, and expires March 31, 2002. As of March 31, 2002, the Company had granted options for 1,195,626 shares with vesting periods of from three months to four years, and exercise prices of $.50 to $2.50 per share. Options to purchase 471,506 shares had vested and were exercisable, and none had been exercised.

WARRANTS

     In connection with financing arrangements, the Company has issued 780,562 warrants to purchase common stock. At March 31, 2002, such warrants generally enabled the holder to purchase common stock for $1.00 per share for periods up to five years.

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

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to the differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2001, including those in the Notes to Financial Statements and in "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" and "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" sections which are incorporated by reference in this Form 10-QSB.

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

OVERVIEW

     Entrada Software develops and markets a suite of business applications software that facilitates improvement in quality and reduced development cycle times for manufacturers and operators of complex products and systems. Entrada's software gathers and delivers key product and process information for businesses, and their suppliers and customers, and optimizes business interactions and commerce across extended supply and value chains. Entrada's KINNOSA(TM) software is a traceability system - a solution that allows businesses to become proactive and comprehensive in dealing with the complete life cycle of complex products and systems. This is accomplished through our unique and trademarked PRODUCT-CENTRIC(R) approach. KINNOSA captures design, development, and related business information into a structured PRODUCT BIOGRAPHY(TM). It then enables the accumulation, analysis and exchange of PRODUCT BIOGRAPHY information within and among the people in businesses, in conjunction with the existing technologies and systems used by the enterprises, without concern for global location, since the information is exchanged through Internet portals.

     The KINNOSA portal is a single point of access that deploys quickly and delivers information to any authorized user worldwide via the Internet. The content is naturally tailored, based on a user's role and relationships. Whether a supplier or customer, executive, engineer or assembler, the KINNOSA portal delivers specific, targeted, pertinent information. With KINNOSA, manufacturers and everyone in the entire supply and value chains can interact about any aspect of a product or system and its associated process and business information. In addition, users can track and record product incident data, allowing early detection of defects or potential claims. KINNOSA has been installed and operational at two sites.

     As part of our marketing strategy, in 2001 we acquired the electronic document management solution known as ECHANGE(TM), which had a world-wide customer base of over 200. We believe this product and the related business opportunities are complementary to our KINNOSA products and strategies. In May 2001 we began to provide technical support and upgrades for the acquired product line. By March 31, 2002 we had completed maintenance and support contracts or concluded additional license sales to over 70 of these customers. Total cumulative new business generated exceeded $1.4 million, most of which was through maintenance and support contracts, for which the revenue is recognized over the term of the contract, generally one year.

OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

     With the acquisition of the eChange product line in 2001, we focused our attention on stabilizing the eChange customer base, and establishing a support organization capable of providing on-going technical support and software maintenance the world wide customer base. Through March 31, 2002 we had closed customer contracts for over $1.4 million with more than 70 customers. During the first quarter of 2002, we continued our strategy to stabilize and gain the confidence of the eChange customer base. While in 2001 our efforts were focused primarily on North America, in 2002 we have begun addressing European eChange partners and customers.

     During the first quarter we completed an exclusive, world-wide joint marketing and sales agreement with InfoGlyph, Inc., a company with a proprietary marking technology that can place unique and permanent information-dense marks on virtually any surface. We believe this next generation of marking technology is a perfect compliment to our Kinnosa product line, which generates a product's life history in the form of a Product BiographyTM. The combination of the two solutions should enable any product's authenticity to be verified at any time, and the product's entire life history to be accessed by a simple scan with a standard reading device. We believe this combined solution has wide applicability, with particular appeal to the automotive and aerospace industries.

     While we continued to generate revenue from the acquired eChange customer base, such revenues were insufficient to offset operating expenses during the quarter. Consequently, we had an operating loss for this period of $368,389. Total operating expenses for this period were $656,783, of which $521,576 was personnel related, with the remainder was for occupancy, administration and other costs. Despite the fact that we have significantly increased customer-focused activities, the operating loss was less than the comparable period last year when we were completing product development and marketing studies.

OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

     We began early sales activities in the fourth quarter of 2000, and completed our first significant sale in December 2000. While we have continued to increase our sales activities, the sales cycle for our products is lengthy - up to twelve months - and as such we have not realized additional revenues from sales of Kinnosa. As noted above in OVERVIEW, we acquired the eChange line in March, and began developing relationships with the related customers. Our billing for software support began in the second quarter, so no related revenue was recognized in the quarter ended March 31, 2001. In summary, we had an operating loss of $409,230 for the three months ended March 31, 2001. Of the $422,205 of operating expenses for the period, approximately $266,000 was related to salaries and other personnel expenses, $44,000 was spent on business development and the remainder of $112,205 was for occupancy, administrative and other costs.

LIQUIDITY AND CAPITAL RESERVES

     As expected, although we generated revenues and working capital from operations for the period ended March 31, 2002, such revenues were insufficient to fully offset operating expenses and fund our operations. While we expect revenues to increase in 2002, we do not expect to be at a break-even point until late in 2002, if at all this year. Until sufficient sales revenues are realized, we must continue to fund operating deficits by raising additional capital when needed. Until we are able to transition to institutional financing, we will continue to maintain minimal cash reserves and request additional capital from our current investors only as necessary, though there is no assurance that such investors will provide additional capital when, or in the amounts, necessary to fund our operations. In addition, even if we are successful raising additional capital, the terms of any such transactions may involve substantial interest, fees and other transaction costs and/or result in substantial dilution to our existing shareholders.

PLAN OF OPERATIONS FOR FISCAL YEAR 2002

     For almost one year we have been generating operating revenues, primarily from our eChange product suite. We expect eChange revenues to increase as the year progresses, as well as additional sales of our Kinnosa products, particularly in conjunction with the InfoGlyph solution mentioned above. However, we expect to continue to incur net losses, and project approximately a break-even point from operations for the year 2002.

     During the quarter ended March 31, 2002, we raised $28,500 in working capital from the sale of preferred stock, and generated over $325,000 from customer billings. These funds were marginally sufficient to fund operations for the quarter, and we believe it will be necessary to raise additional outside capital to fund operations in the remainder of the year.

     We have continued efforts to place up to $5 million of preferred stock, although there are no assurances that we will be successful in raising any significant amount in this effort. If obtained, we project that this additional capital would be sufficient to fund our operations through and beyond the current fiscal year, ending December 31, 2002. We continue to develop investment and business relationships with our industry partners, who have the potential to provide us with capital, material, labor support, customer relationships, and the further development of brand identity and equity. There can be no assurance, however, that we will be successful in developing these relationships or in realizing these potential benefits.

FACTORS AFFECTING FUTURE PERFORMANCE

     WE HAVE A LIMITED RELEVANT OPERATING HISTORY, MAKING IT DIFFICULT TO EVALUATE AND FORECAST OUR BUSINESS. We commenced our current operations through the acquisition CIMsoft in September 1999. CIMsoft had been in existence since May 1998. To date, we have had operating revenues insufficient to offset operating expenses, and we have incurred losses from operations of $1,737,753 for the year ended December 31, 2001 and $390,266 for the three-month period ended March 31, 2002. Future losses are planned and likely to occur. There can be no assurance that our business plan will be successful or that we will achieve or be able to maintain profitability.

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

ENTRADA SOFTWARE, INC.


By:   /s/ Bruce D. Williams
      Bruce D. Williams
      Chief Executive Officer


By:   /s/ Terry J. Gustafson
      Terry J. Gustafson,
      Chief Financial Officer, Secretary and Treasurer

Date: May 8, 2002