Form 10QSB
period 2002-06-30
ENTRADA SOFTWARE INC
filed 2002-08-12
CIK 1100871

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                  For the quarterly period ended June 30, 2002

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


     The number of shares outstanding of the registrant's common equity as of June 30, 2002 was 7,381,676 shares of common stock, par value $.001.


     Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                             ENTRADA SOFTWARE, INC.
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----

Item 1. Financial statements ................................................  3
        Balance sheet at June 30, 2002 ......................................  3
        Statement of operations for the three months
          and six months ended March 31, 2002 and 2001 ......................  4
        Statement of cash flows for the six months ended June 30, 2002 and 2001 ..........................................................  5
        Notes to the financial statements ...................................  6

Item 2. Management's discussion and analysis of financial condition and results of operations .........................................  7

PART II. OTHER INFORMATION

Item 2. Changes in securities ............................................... 11

Item 4. Submission of Matters to a Vote of Security Holders ................. 11

Item 6. Exhibits and reports on Form 8-K .................................... 11

Signatures .................................................................. 12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ENTRADA SOFTWARE, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2002


                                     ASSETS
Current assets
  Cash and cash equivalents                                                    $    17,299
  Accounts receivable                                                              119,672
  Prepaid expenses and deposits                                                     44,469
                                                                               -----------
        Total current assets                                                       181,440
                                                                               -----------

Furniture, fixtures and equipment                                                  169,835
Less accumulated depreciation                                                      (72,653)
                                                                               -----------
        Net furniture, fixtures and equipment                                       97,182
                                                                               -----------

Deposits                                                                            20,580
Intellectual property, net                                                          21,714
                                                                               -----------
        Total assets                                                           $   320,916
                                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                        $ 1,070,087
  Deferred revenue                                                                 487,236
  Notes payable                                                                    627,779
                                                                               -----------
        Total current liabilities                                                2,185,102
                                                                               -----------

Other liabilities                                                                  108,185
                                                                               -----------
        Total liabilities                                                        2,293,287
                                                                               -----------

Stockholders' equity
  Serial preferred stock, $.001 par value; authorized 20,000,000 shares
    Series A convertible preferred stock, $.001 par value; $1.00 liquidation
      preference, 250,000 shares authorized, issued and outstanding                    250
    Series B convertible preferred stock, $.001 par value; $1.00 liquidation preference, 1,700,000 shares authorized, 805,479 issued and
      outstanding                                                                      806
  Common stock; $.001 par value, authorized 70,000,000 shares, 7,381,676
    shares issued and outstanding                                                    7,381
  Paid in capital                                                                2,428,261
  Accrued dividends                                                                (66,238)
  Accumulated deficit                                                           (4,342,831)
                                                                               -----------
        Total stockholders' equity                                              (1,972,371)
                                                                               -----------
        Total liabilities and stockholders' equity                             $   320,916
                                                                               ===========

                             ENTRADA SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE, 2002 AND 2001


                                        THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                        --------------------------    --------------------------
                                           2002           2001           2002           2001
                                        -----------    -----------    -----------    -----------
Support and license revenue             $   355,507    $    19,321    $   653,432    $    32,296
Other revenue                                 1,886                         5,334
                                        -----------    -----------    -----------    -----------
        Total revenue                       357,393         19,321        658,766         32,296
Cost of sales                                12,855                        25,834
                                        -----------    -----------    -----------    -----------
        Gross profit                        344,538         19,321        632,932         32,296
                                        -----------    -----------    -----------    -----------

Operating expenses:
  Administration, finance and general       251,852        190,649        439,655        371,291
  Sales and marketing                       159,606         63,540        328,167        212,817
  Research and development                  173,441        215,835        320,986        308,121
  Product management                         77,574                       133,067
  Customer support                           50,524         13,014        147,905         13,014
                                        -----------    -----------    -----------    -----------
        Total operating expenses            712,997        483,038      1,369,780        905,243
                                        -----------    -----------    -----------    -----------

                                        -----------    -----------    -----------    -----------
        Loss from operations               (368,459)      (463,717)      (736,848)      (872,947)
                                        -----------    -----------    -----------    -----------

Other income (expense)
  Interest expense                          (21,370)        (8,201)       (44,365)       (13,154)
  Interest income                                                           1,118
                                        -----------    -----------    -----------    -----------
        Total other income (expense)        (21,370)        (8,201)       (43,247)       (13,154)
                                        -----------    -----------    -----------    -----------

        Net loss                        $  (389,829)   $  (471,918)   $  (780,095)   $  (886,101)
                                        ===========    ===========    ===========    ===========

Loss per common share
  Basic                                 $      (.05)   $      (.06)   $      (.11)   $      (.11)
                                        ===========    ===========    ===========    ===========
  Diluted                               $      (.05)   $      (.06)   $      (.11)   $      (.11)
                                        ===========    ===========    ===========    ===========

Weighted average number of
  common shares outstanding:
    Basic                                 7,381,626      7,381,626      7,381,626      7,381,626
                                        ===========    ===========    ===========    ===========
    Diluted                               7,381,626      7,381,626      7,381,626      7,381,626
                                        ===========    ===========    ===========    ===========

                             ENTRADA SOFTWARE, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                       SIX MONTHS ENDED JUNE 30
                                                       ------------------------
                                                          2002          2001
                                                        ---------     ---------
Cash flows from operating activities:
  Net loss                                              $(780,095)    $(886,101)
  Adjustments:
    Depreciation and amortization                          19,455        16,671
    Stock issued for services                              21,450        22,951
    Changes in assets and liabilities:
      Receivables, prepaid expenses and deposits          127,411       (70,885)
      Deferred revenue                                     (2,464)       38,138
      Payables, accruals and other liabilities            431,175       106,505
                                                        ---------     ---------
           Net cash used in operating activities         (178,068)     (772,721)
                                                        ---------     ---------

Cash flows from financing activities:
  Proceeds from borrowing                                  72,153       420,000
  Issuance of common and preferred stock                  109,000       375,786
                                                        ---------     ---------
           Net cash provided by financing activities      181,153       795,786
                                                        ---------     ---------

Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment            (7,670)      (14,941)
  Purchase of intangible assets                                         (11,570)
                                                        ---------     ---------
           Net cash used in investing activities           (7,670)      (26,511)
                                                        ---------     ---------

Net increase (decrease) in cash                            (4,585)       (3,446)
Cash, beginning of period                                  21,884         4,224
                                                        ---------     ---------
Cash, end of period                                     $  17,299           778
                                                        =========     =========

Non-cash financing transaction:
  Notes and payables converted to preferred stock       $  55,000     $ 192,000
                                                        =========     =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   7,197            --
                                                        =========     =========

                             ENTRADA SOFTWARE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2002


(1) BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-month and six-month periods ending June 30, 2002 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's financial statements and notes in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

(2) STOCKHOLDERS' EQUITY:

EMPLOYEE STOCK OPTION PLAN

     The 1999 Equity Incentive Plan reserves 5,000,000 shares of common stock for option and stock grants, and expires September 30, 2009. As of June 30, 2002, the Company had granted options for 1,419,126 shares with vesting periods of from three months to four years, and exercise prices of $.50 to $2.50 per share. Options to purchase 621,806 shares had vested and were exercisable, and none had been exercised.

WARRANTS

     In connection with financing arrangements, the Company has issued 940,662 warrants to purchase common stock. At June 30, 2002, such warrants generally enabled the holder to purchase common stock for $1.00 per share for periods up to five years.

CONVERTIBLE NOTES

     Included in notes payable are $555,626 of notes that are convertible into 555,626 shares of series B preferred stock at the option of the holder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "believes," "EXPECTS," "ANTICIPATES," "INTENDS," "FORECASTS," "PROJECTS," "PLANS," "ESTIMATES" and similar expressions identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

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

OVERVIEW

     Entrada Software develops and markets a suite of business applications software that facilitates improvement in quality and reduced development cycle times for manufacturers and operators of complex products and systems. Entrada's software helps businesses to gather and deliver key product, process and document information, and optimizes business interactions and commerce across extended supply and value chains.

     KINNOSA(TM) is Entrada's enterprise class software solution that provides a total business solution for identification, authentication and traceability of goods or services. It enables collaboration throughout the supply chain by giving manufacturers a PRODUCT-CENTRIC(R) view of their business. It is secure, affordable, scalable and easy-to-use. KINNOSA captures design, development, and related business information into a structured PRODUCT BIOGRAPHY(TM). KINNOSA'S main advantage is that it traces the stages, development and changes of physical objects by capturing information about the composition, construction events and circumstances of each part. KINNOSA delivers control and analysis information to manufacturers, their customers and suppliers. This information is integrated globally from engineering, manufacturing and supplier systems during the complete lifecycle of a product.

     KINNOSA gives businesses and manufacturers an intuitive portal environment that can be used in a web browser. This portal houses powerful and customizable components and services suited to track and manage products throughout their complete life cycle. KINNOSA tracks design, product, supplier, warranty and customer data, resulting in improved quality of products, time-to-market, waste control and communication throughout the enterprise. Following development and successful pilots, Entrada is now expanding customer applications of KINNOSA.

     Entrada's ECHANGE Solutions is a leading electronic document management solution that provides complete document control, revision history and workflow. Entrada ECHANGE delivers effective design change management by providing secure anywhere-access to design information, automated best practice change processes, seamless integration with CAD and desktop systems and collaboration across the enterprise. Its powerful technology infrastructure is widely accepted and easy to deploy. Customers benefit from ECHANGE Solutions' ability to provide data control, reduce engineering change time, increase data available to all users, reduce time to market and development cycles, improve development productivity and reduce overall engineering costs.

OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

     During this quarter we completed our first year since the acquisition of the ECHANGE product line in April 2001. During that period we were successful in stabilizing the ECHANGE customer base, and in establishing a support organization capable of providing on-going technical support and software maintenance for all customers. Since introducing ECHANGE, we have closed cumulative license sales and support contracts for over $1.7 million with more than 85 customers. During the second quarter of 2002, we continued our strategy to stabilize and gain the confidence of the global ECHANGE customer base, and began addressing new ECHANGE partners and customers. We closed support contracts or license sales with 12 new customers during the period. Also during this quarter, 11 customers renewed annual support contracts, which further validated our belief that we have successfully gained credibility with the customer base.

     While we continued to generate revenue from the ECHANGE customer base, such revenues were insufficient to offset operating expenses during the quarter, which included expenses to support business development of our KINNOSA product line. Consequently, we had an operating loss for this period of $368,459. Total operating expenses for this period were $712,997, of which $561,662 was personnel related, with the remainder for occupancy, administration and other costs. The operating loss was less than the comparable period last year when we were completing product development and commencing ECHANGE sales activities.

OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001

     With the acquisition of the ECHANGE product line in March 2001, we focused most of our attention on stabilizing the ECHANGE customer base, and establishing a support organization capable of providing on-going technical support and software maintenance for up to 200 world wide customers. Through July 31 we had closed customer support contracts for over $258,000, and had over $900,000 in support and new software license proposals outstanding. Since the support contracts are generally for up to twelve-month periods, the associated revenue will be recognized ratably over the contract period.

     While we began generating revenue from the acquired customer base, such revenues were insufficient to offset operating expenses. Consequently, we had an operating loss for the period of $463,717. Total operating expenses for the period were $483,038, of which $302,000 was personnel related, $48,000 was spent on our marketing and promotional activities and the remainder of $133,038 was for occupancy, administrative and other costs. Despite the fact that we have significantly increased customer-focused activities, the operating loss and operating expenses are comparable to the same period last year when we were completing product development and marketing studies.

OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

     During period, we continued our strategy to stabilize and gain the confidence of the ECHANGE customer base, and began addressing European ECHANGE partners and customers. We closed support contracts or license sales with 28 new customers during the period. Also during the second quarter, 11 customers renewed annual support contracts, which further validated our belief that we have successfully gained credibility with the customer base.

     While we continued to generate revenue from ECHANGE customer base, such revenues were insufficient to offset operating expenses during the period, including the launch of our KINNOSA product line. Consequently, we had an operating loss for this period of $736,848. Total operating expenses for this period were $1,369,780, of which $1,083,238 was personnel related, with the remainder for occupancy, administration and other costs. Despite the fact that we have significantly increased customer-focused activities, the operating loss was less than the comparable period last year when we were completing product development and commencing ECHANGE sales activities.

     During the first quarter we completed an exclusive, world-wide joint marketing and sales agreement with InfoGlyph, Inc., a company with a proprietary marking technology that can place unique and permanent information-dense marks on virtually any surface. We believe this next generation of marking technology is a perfect compliment to our KINNOSA product line, which generates a product's life history in the form of a Product BiographyTM. The combination of the two solutions should enable any product's authenticity to be verified at any time, and the product's entire life history to be accessed by a simple scan with a standard reading device. We believe this combined solution has wide applicability, with particular appeal to the automotive and aerospace industries. During the second quarter we launched initiatives to test and deploy this solution in both the aerospace and automotive industries. The sales cycle for this type of solution is long -six to nine months - and so we believe we will begin generating revenue from KINNOSA sales in the second half of this year.

OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

     We began early sales activities in the fourth quarter of 2000, and completed our first significant sale of KINNOSA in December 2000. Recognizing that the market was not yet ready for a full launch of Kinnosa, we began looking for alternative strategies. With the acquisition of ECHANGE in the second quarter, we began renewing support agreements and selling new licenses. This strategy allowed us to generate working capital to further KINNOSA development, as well as develop a global customer base, many of which are future KINNOSA candidates.

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

LIQUIDITY AND CAPITAL RESERVES

     As expected, although we generated revenues and working capital from operations for the period ended June 30, 2002, such revenues were insufficient to fully offset operating expenses and fund our operations, which included business development of Kinnosa. While we expect revenues to increase in 2002, we do not expect to be at a break-even point until late in 2002, if at all this year. Until sufficient sales revenues are realized, we must continue to fund operating deficits by raising additional capital when needed. Until we are able to transition to institutional financing, or generate significant additional sales revenues, we will continue to maintain minimal cash reserves and request additional capital from our current investors only as necessary, though there is no assurance that such investors will provide additional capital when, or in the amounts, necessary to fund our operations. In addition, even if we are successful raising additional capital, the terms of any such transactions may involve substantial interest, fees and other transaction costs and/or result in substantial dilution to our existing shareholders.

PLAN OF OPERATIONS FOR FISCAL YEAR 2002

     For over a year we have been generating operating revenues, primarily from our ECHANGE product suite. We expect ECHANGE revenues to increase as the year progresses, as well as additional sales of our KINNOSA products. However, we expect to continue to incur net losses, and do not expect to break-even from operations until at least the fourth quarter of 2002.

     During the six months ended June 30, 2002, we raised $109,000 in working capital from the sale of preferred stock, and generated over $650,000 from customer billings. While these funds were marginally sufficient to fund operations for the period, we believe it is appropriate for the Company to raise additional outside capital to fund growth operations for the second half of the year.

     We have a placement up to $5 million of preferred stock available for qualified investors. Though there are no assurances that we will be successful in raising any significant amount in this effort, if obtained we project that this additional capital would be sufficient to fund our growth operations through and well beyond the current fiscal year, ending December 31, 2002. We continue to develop investment and business relationships with our industry partners, who have the potential to provide us with capital, material, labor support, customer relationships, and the further development of brand identity and equity. There can be no assurance, however, that we will be successful in developing these relationships or in realizing these potential benefits.

FACTORS AFFECTING FUTURE PERFORMANCE

     WE HAVE A LIMITED RELEVANT OPERATING HISTORY, MAKING IT DIFFICULT TO EVALUATE AND FORECAST OUR BUSINESS. We commenced our current operations through the acquisition of CIMsoft in September 1999. CIMsoft had been in existence since May 1998. To date, we have had operating revenues insufficient to offset operating expenses, and we have incurred losses from operations of $1,737,753 for the year ended December 31, 2001 and $872,947 for the six-month period ended June 30, 2002. Future losses are planned and likely to occur. There can be no assurance that our business plan will be successful or that we will achieve or be able to maintain profitability.

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

                           PART II: OTHER INFORMATION


ITEM 2: CHANGES IN SECURITIES

     In the quarter ended June 30, 2002, the Company issued 138,100 shares of Series B preferred stock. The issuance was made in reliance on the exemption from registration afforded under Rule 506 of Regulation D, and the shares issued are "restricted securities."

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Incorporated by reference to the Company's Definitive Proxy Statement filed May 10, 2002.

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


Date: August 9, 2002