Form 10QSB
period 2002-09-30
ENTRADA SOFTWARE INC
filed 2002-11-12
CIK 1100871

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  ACT OF 1934
                For the quarterly period ended September 30, 2002

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

     The number of shares outstanding of the registrant's common equity as of October 31, 2002 was 7,381,676 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                             ENTRADA SOFTWARE, INC.
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----

Item 1. Financial statements.................................................. 3
        Balance sheet at September 30, 2002................................... 3
        Statement of operations for the three months and
          nine months ended September 30, 2002 and 2001....................... 4
        Statement of cash flows for the nine months ended
          September 30, 2002 and 2001......................................... 5
        Notes to the financial statements..................................... 6

Item 2. Management's discussion and analysis of financial
        condition and results of operations................................... 7

PART II. OTHER INFORMATION

Item 2. Changes in securities.................................................11

Item 4. Submission of Matters to a Vote of Security Holders...................11

Item 6. Exhibits and reports on Form 8-K......................................11

Signatures....................................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ENTRADA SOFTWARE, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002


                                     ASSETS
Current assets
   Cash and cash equivalents                                        $       490
   Accounts receivable                                                   95,493
   Prepaid expenses and deposits                                         37,065
                                                                    -----------
         Total current assets                                           133,048
                                                                    -----------

Furniture, fixtures and equipment                                       168,346
Less accumulated depreciation                                           (78,219)
                                                                    -----------
         Net furniture, fixtures and equipment                           90,127
                                                                    -----------

Deposits                                                                 11,450
Intellectual property, net                                               20,940
                                                                    -----------
         Total assets                                               $   255,565
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                              1,315,571
   Deferred revenue                                                     478,422
   Notes payable                                                        624,813
                                                                    -----------
         Total current liabilities                                    2,418,806
                                                                    -----------

Other liabilities                                                       120,180
                                                                    -----------
         Total liabilities                                            2,538,986
                                                                    -----------
Stockholders' equity
   Serial preferred stock, $.001 par value;
     authorized 20,000,000 shares
       Series A convertible preferred stock, $.001 par
         value; $1.00 liquidation preference, 250,000
         shares authorized, issued and outstanding                          250

       Series B convertible preferred stock, $.001 par
         value; $1.00 liquidation preference, 1,700,000
         shares authorized, 827,479 issued and outstanding                  828
   Common stock; $.001 par value, authorized 70,000,000
     shares, 7,381,676 shares issued and outstanding                      7,381
   Paid in capital                                                    2,450,239
   Accrued dividends                                                    (72,488)
   Accumulated deficit                                               (4,669,631)
                                                                    -----------
         Total stockholders' equity                                  (2,283,421)
                                                                    -----------
         Total liabilities and stockholders' equity                 $   255,565
                                                                    ===========

                             ENTRADA SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30                  SEPTEMBER 30
                                                        --------------------------    --------------------------
                                                           2002           2001            2002           2001
                                                        -----------    -----------    -----------    -----------
Support and license revenue                             $   358,413    $   175,710    $ 1,011,845    $   208,006
Other revenue                                                 8,845                        14,179
                                                        -----------    -----------    -----------    -----------
         Total revenue                                      367,258        175,710      1,026,024        208,006
Cost of sales                                                29,948         28,654         55,782         28,714
                                                        -----------    -----------    -----------    -----------
         Gross profit                                       337,310        147,056        970,242        179,352
                                                        -----------    -----------    -----------    -----------
Operating expenses:
   Administration, finance and general                      247,717        162,321        687,372        533,814
   Product development                                      154,884        194,138        475,870        502,259
   Business development                                     144,795        137,005        472,962        349,621
   Customer support                                          45,730         96,980        193,635        109,994
   Product management                                        48,809             --        181,876             --
                                                        -----------    -----------    -----------    -----------
         Total operating expenses                           641,935        590,444      2,011,715      1,495,688
                                                        -----------    -----------    -----------    -----------

         Loss from operations                              (304,625)      (443,388)    (1,041,473)    (1,316,336)
                                                        -----------    -----------    -----------    -----------
Other income (expense)
   Interest expense                                         (26,515)       (11,327)       (70,880)       (24,480)
   Other income                                               4,340                         5,458
                                                        -----------    -----------    -----------    -----------
         Total other income (expense)                       (22,175)       (11,327)       (65,422)       (24,480)
                                                        -----------    -----------    -----------    -----------

         Net loss                                       $  (326,800)   $  (454,715)   $(1,106,895)   $(1,340,816)
                                                        ===========    ===========    ===========    ===========
Loss per common share
     Basic                                              $      (.04)   $      (.06)   $      (.15)   $      (.18)
                                                        ===========    ===========    ===========    ===========
     Diluted                                            $      (.04)   $      (.06)   $      (.15)   $      (.18)
                                                        ===========    ===========    ===========    ===========
Weighted average number of common
  shares outstanding:
     Basic                                                7,381,626      7,381,626      7,381,626      7,381,626
                                                        ===========    ===========    ===========    ===========
     Diluted                                              7,381,626      7,381,626      7,381,626      7,381,626
                                                        ===========    ===========    ===========    ===========

                             ENTRADA SOFTWARE, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                              ------------------------------
                                                                  2002               2001
                                                              -----------        -----------
Cash flows from operating activities:
   Net loss                                                   $(1,106,895)       $(1,340,816)
   Adjustments:
       Depreciation and amortization                               27,195             26,104
       Stock issued for services                                   23,450             42,801
       Changes in assets and liabilities:
         Receivables, prepaid expenses and deposits               168,124           (189,373)
         Deferred revenue                                         (11,278)           207,410
         Payables, accruals and other liabilities                 777,257            315,689
                                                              -----------        -----------
              Net cash used in operating activities              (122,147)          (938,185)
                                                              -----------        -----------
Cash flows from financing activities:
   Net proceeds from borrowing                                    (20,666)           615,000
   Issuance of common and preferred stock                         129,000            355,936
                                                              -----------        -----------
              Net cash provided by financing activities           108,334            970,936
                                                              -----------        -----------
Cash flows from investing activities:
   Purchase of furniture, fixtures and equipment                   (7,581)           (20,236)
   Purchase of intangible assets                                                     (11,570)
                                                              -----------        -----------
              Net cash used in investing activities                (7,581)           (31,806)
                                                              -----------        -----------

Net increase (decrease) in cash                                   (21,394)               945
Cash, beginning of period                                          21,884              4,224
                                                              -----------        -----------
Cash, end of period                                           $       490        $     5,169
                                                              ===========        ===========
Non-cash financing transaction:
     Conversion of accrued expenses to notes payable          $    72,153        $    43,526
     Notes and payables converted to preferred stock          $    55,000        $   192,000
                                                              ===========        ===========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                   $    54,167                 --
                                                              ===========        ===========

                             ENTRADA SOFTWARE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


(1) BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-month and nine-month periods ending September 30, 2002 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's financial statements and notes in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

(2) STOCKHOLDERS' EQUITY:

EMPLOYEE STOCK OPTION PLAN

     The 1999 Equity Incentive Plan reserves 5,000,000 shares of common stock for option and stock grants, and expires September 30, 2009. As of September 30, 2002, the Company had granted options for 2,409,626 shares with vesting periods of from three months to four years, and exercise prices of $.50 to $2.50 per share. Options to purchase 741,406 shares had vested and were exercisable, and none had been exercised.

WARRANTS

     In connection with financing arrangements, the Company has issued 945,662 warrants to purchase common stock. At September 30, 2002, such warrants generally enabled the holder to purchase common stock for $1.00 per share for periods up to five years.

CONVERTIBLE NOTES

     Included in notes payable are $555,660 of notes that are convertible into 555,660 shares of series B preferred stock at the option of the holder.

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

OVERVIEW

     In today's world, products are the result of world-wide supply chains and distribution channels, and the former knowledge, intimacy, and local controls on products and services have given way to globalization. Entrada believes that the recall and quality challenges suffered by automotive companies, and the counterfeit problems which plague product companies, illustrate the cost and risk of having lost those controls. Our conclusion is that consumers and suppliers alike are demanding more accountability, and regulatory bodies are beginning to mandate companies identify and trace the products they sell. The TREAD Act imposed on the consumer products industry last year is just one example.

     Through its ECHANGE SOLUTIONS, Entrada already provides complete document traceability management to nearly 100 companies in 12 countries across a variety of industries, including automotive, aerospace, utilities, and pharmaceuticals. Entrada's ECHANGE SOLUTIONS is a leading electronic document management solution that provides complete document control, revision history and workflow. Entrada ECHANGE delivers effective design change management by providing secure anywhere-access to design information, automated best practice change processes, seamless integration with CAD and desktop systems and collaboration across the enterprise. Its powerful technology infrastructure is widely accepted and easy to deploy. Customers benefit from ECHANGE SOLUTIONS' ability to provide data control, reduce engineering change time, increase data available to all users, reduce time to market and development cycles, improve development productivity and reduce overall engineering costs.

     Following an extensive development effort over the past several years, the company is now in the preparatory stages of launching its solution for PRODUCT traceability, KINNOSA(TM). KINNOSA is an enterprise class software solution that provides a total business solution for identification, authentication and traceability of goods or services, and enables collaboration throughout the supply chain by giving manufacturers a PRODUCT-CENTRIC(R) view of their business. KINNOSA captures design, development, and related business information into a structured PRODUCT BIOGRAPHY(R). KINNOSA'S maiN advantage is that it traces the stages, development and changes of physical objects by capturing information about the composition, construction, events and circumstances of each part. It is also secure, affordable, scalable and easy-to-use.

OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     During this quarter we started our second year since the acquisition and re-introduction of the ECHANGE product line in the second quarter 2001. Since launching ECHANGE we have stabilized the ECHANGE customer base, and established a support organization capable of providing on-going technical support and software maintenance. Since introducing ECHANGE, we have closed cumulative license sales and support contracts for over $2 million with nearly 100 customers. During the third quarter of 2002, we continued our strategy to stabilize and gain the confidence of the global ECHANGE customer base, and added new ECHANGE partners and customers in Europe. We closed support contracts or license sales with 5 new customers during the period. Also during this quarter, 23 customers renewed annual support and maintenance contracts, which further validated our belief that we have successfully gained credibility with our customers.

     While we continued to generate revenue from the ECHANGE customer base, such revenues were insufficient to offset operating expenses during the quarter, which included expenses to support business development of our KINNOSA product line. Consequently, we had an operating loss for this period of $304,625. Total operating expenses for this period were $641,935, of which $503,778 was personnel related, with the remainder for occupancy, administration and other costs. The operating loss was narrowed from the comparable period last year when we were completing product development and expanding ECHANGE sales activities.

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

OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     During period, we continued our strategy to stabilize and gain the confidence of the ECHANGE customer base, and continued focus on European ECHANGE partners and customers. We closed support contracts or license sales with 33 new customers during the period, and generated over $1 million in closed sales contracts. Also during the period, 34 customers renewed annual support agreements, which further validated our belief that we have successfully gained credibility with the customer base.

     While we continued to generate revenue from our ECHANGE customer base, such revenues were insufficient to offset operating expenses during the period, including the continued development and launch of our KINNOSA product line. Consequently, we had an operating loss for this period of $1,041,473. Total operating expenses for this period were $2,011,715, of which $1,587,016 were personnel related, with the remainder for occupancy, administration and other costs. Despite the fact that we have significantly increased customer-focused activities, the operating loss was less than the comparable period last year when we were completing product development and commencing ECHANGE sales activities.

     During this period we completed a significant advancement of our KINNOSA product suite. By integrating Kinnosa with several commercially available marking symbology technologies, we added major new utility to Kinnosa's capability. The combination of the two solutions should enable any product's authenticity to be verified at any time, and the product's entire life history to be accessed by a simple scan with any one of several inexpensive, commercial reading devices. We believe this enhanced solution has wide applicability, with particular appeal to the automotive and aerospace industries, as well as the art, clothing and collectible markets where authenticity is always a prime concern. During the second quarter we launched initiatives to test and deploy this solution in both the aerospace and automotive industries. While both these initiatives are progressing steadily, the sales cycle for this type of solution is long -six to nine months - and so we believe we will not begin generating significant revenue from KINNOSA sales before the end of this year.

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

LIQUIDITY AND CAPITAL RESERVES

     As expected, although we generated revenues and working capital from operations for the period ended September 30, 2002, such revenues were insufficient to fully offset operating expenses and fund our operations, which included business development of KINNOSA. While we expect revenues to increase in the fourth quarter, we expect to continue to operate at a deficit. Until sufficient sales revenues are realized, we must continue to fund operating deficits by raising additional capital when possible. Until we are able to transition to institutional financing, or generate significant additional sales revenues, we will continue to maintain minimal cash reserves and request additional capital from our current investors only as necessary, though there is no assurance that such investors will provide additional capital when, or in the amounts, necessary to fund our operations. In addition, even if we are successful raising additional capital, the terms of any such transactions may involve substantial interest, fees and other transaction costs and/or result in substantial dilution to our existing shareholders.

PLAN OF OPERATIONS FOR FISCAL YEAR 2002

     For almost 18 months we have been generating operating revenues, primarily from our ECHANGE product suite. We expect ECHANGE revenues to increase in the fourth quarter, as well as additional sales of our KINNOSA products. However, we expect to continue to incur net losses in the fourth quarter of 2002.

     During the nine months ended September 30, 2002, we raised $129,000 in working capital from the sale of preferred stock, and generated over $1,000,000 from customer billings. While these funds were marginally sufficient to fund operations for the period, we believe it is necessary for the Company to raise additional outside capital to fund growth operations for the remainder of the 2002 and for 2003. To this end, in October 2002 we entered into a agreement with a Wall Street investment banking firm to assist the Company in the private placement of up to $10 million of our equity or convertible securities. While this firm has a successful track record in similar financing arrangements, and after extensive due diligence has expressed to us their optimism concerning the ultimate success of this placement, there are no guarantees or assurances that we will be successful in this investment transaction. If this investment transaction is not successful, it will be necessary for us to obtain alternative sources of capital, or we may be forced to reduce the level of our operations.

FACTORS AFFECTING FUTURE PERFORMANCE

     WE HAVE A LIMITED RELEVANT OPERATING HISTORY, MAKING IT DIFFICULT TO EVALUATE AND FORECAST OUR BUSINESS. We commenced our current operations through the acquisition of CIMsoft in September 1999. CIMsoft had been in existence since May 1998. To date, we have had operating revenues insufficient to offset operating expenses, and we incurred losses from operations of $1,737,753 for the year ended December 31, 2001 and $1,041,473 for the nine-month period ended September 30, 2002. Future losses are planned and likely to occur. There can be no assurance that our business plan will be successful or that we will achieve or be able to maintain profitability.

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

                           PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

     In the quarter ended September 30, 2002, the Company issued 22,000 shares of Series B preferred stock. The issuance was made in reliance on the exemption from registration afforded under Rule 506 of Regulation D, and the shares issued are "restricted securities."

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

Date: November 11, 2002