Form 10KSB
period 2002-12-31
ENTRADA SOFTWARE INC
filed 2003-03-24
CIK 1100871

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the fiscal year ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

          For the transition period from ____________ to _____________

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

     Check if there is no disclosure of delinquent filers, in response to Item 405 of Regulation S-B, contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's revenue for the year ended December 31, 2002 was $1,376,445.

     The aggregate market value at February 28, 2003 of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately $3,000,000.

     The number of shares outstanding of the registrant's common equity as of February 28, 2003 was 7,381,676.

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

     Following an extensive development effort over the past several years, the company is now in the preparatory stages of launching its solution for product traceability, KINNOSA(TM). KINNOSA is an enterprise class software solution that provides a total business solution for identification, authentication and traceability of goods or services, and enables collaboration throughout the supply chain by giving manufacturers a PRODUCT-CENTRIC(R) view of their business. KINNOSA captures design, development, and related business information into a structured PRODUCT BIOGRAPHY(R). KINNOSA'S main advantage is that it traces the stages, development and changes of physical objects by capturing information about the composition, construction, events and circumstances of each part. A KINNOSA solution can then provide complete information about a product, including its complete life history and pedigree. At any time, and anywhere, this potentially valuable information can be accessed, normally by simply reading a mark on the product with a camera or commercial scanner connected to the Internet. Not only is the entire history of that object available, but its actual authenticity can be instantly verified. We believe KINNOSA is secure, affordable, scalable and easy-to-use.

     Through its ECHANGE SOLUTIONS, Entrada already provides complete document traceability management to nearly 100 companies in 12 countries across a variety of industries, including automotive, aerospace, utilities, and pharmaceuticals. ECHANGE SOLUTIONS is a leading electronic document management solution that provides complete document control, revision history and workflow. ECHANGE delivers effective design change management by providing secure anywhere-access to design information, automated best practice change processes, seamless integration with CAD and desktop systems and collaboration across the enterprise. Its powerful technology infrastructure is widely accepted and easy to deploy. Customers benefit from ECHANGE'S ability to provide data control, reduce engineering change time, increase data available to all users, reduce time to market and development cycles, improve development productivity and reduce overall engineering costs. We believe these products and the related business opportunities are complementary to our KINNOSA products and strategies.

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

THE MARKET

     Entrada's document management solutions already enable almost one hundred global companies to manage and control their core business information. In addition, our product information traceability solutions should provide for dramatic improvements in business quality. The Company is now preparing to extend its reach and provide new capabilities for global businesses and consumers to manage their interactions and relationships through PRODUCT-CENTRIC(R) information control. The Company's proprietary solutions and strong customer base should provide a platform for launching its strategic market initiatives.

     Entrada's solutions allow companies to have complete traceability of their products and services. We have identified and targeted core markets in specialty consumer products, automotive and aerospace with thousands of companies, representing potential opportunities in the billions of dollars.

     In addition to these core markets, our solutions have applications in markets as diverse as high technology manufacturing, telecommunications, pharmaceuticals, real estate, government, education, and other industries that share the common need for traceability of products, components, systems, and processes.

     We believe the long term potential for the traceability marketplace is just starting to develop. This market could provide significant and sustainable business opportunities for well over a decade.

OUR PRODUCTS

     Entrada Software has developed and markets a suite of software-based business solutions, which capture, manage, and deliver critical business information about the development, manufacture, and use of a company's products. Entrada's ECHANGE is a comprehensive electronic document management system, offered in three languages and currently in use across twelve countries and three continents. In addition, we believe the KINNOSA global product content traceability applications are at the forefront of an emerging traceability marketplace.

     With our solutions, companies assemble key information contained in their documents, databases, and information systems and collect additional information from their processes, their key suppliers -- and their customers -- into a unique and proprietary construct we have trademarked the PRODUCT BIOGRAPHY. This forms the basis for an expanding set of quality and efficiency applications, including such new capabilities as global parts tracking, part authentication, counterfeit detection, and Six-Sigma business optimization.

     Our solutions work across the Internet using portal technology. In addition, solutions may be delivered as a suite of web services, permitting easy adoption along points in the design, supply, manufacturing, and customer support processes. Entrada's products leverage information systems and business processes already in place, and help fill the gaps where design, cost, quality, schedule, history, identity and other information is critical to a business.

INTELLECTUAL PROPERTY.

     ECHANGE, PRODUCT BIOGRAPHY, PRODUCT CENTRIC, ENTRADA and KINNOSA are either registered as trademarks in the United States, or in the final stages of the registration process.

MARKET POSITIONING

     Entrada's phased market development strategy is designed to penetrate its target markets with the right products and capabilities at the right time, with our existing customers providing revenue and stability in the near term. We believe the Electronic Document Management (EDM) market space is a growing market sector, and that market adoption of this class of solutions is maturing. We believe our ECHANGE product is well positioned, with highly competitive features and pricing and a strongly supportive customer base.

     Entrada is now readying KINNOSA for product launch, and expects to penetrate the market with the leverage of its global ECHANGE partner network of system integrators, resellers, and solutions providers. These partners are qualified with the required market awareness, customer contacts, and product knowledge.

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

     We believe we have selected OEM partners who are market leaders, and whose products and other contributions help ensure our products are of the highest technical quality. We have agreements in place with Sun Microsystems, Sybase, Cimmitry and AutoDesk, among others.

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

FACTORS AFFECTING FUTURE PERFORMANCE

     WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES. We commenced operations in 1999, had losses of $1,599,898 and $1,737,753 for the years ended December 31, 2002 and 2001, respectively, and have limited working capital reserves. We expect to face many operating and industry challenges and will be doing business in a highly competitive industry. We depend on generating additional working capital through customer sales or investments to continue our operations. While at December 31, 2002 we were generating sufficient cash from sales activities to fund most of our current operations, and while we believe such sales will continue, there is no assurance that we can continue these sales activities at that level.

     WE NEED TO RAISE ADDITIONAL CAPITAL TO IMPLEMENT OUR BUSINESS PLAN. In order to meet our operating plan for 2003, we would hire up to 40 more employees by December 31, 2003. In addition, we plan to spend significant amounts on our sales and marketing program. Because planned sales are dependent on adding these employees and conducting our marketing and sales campaign, we believe we will have to raise additional funds in order to fully execute our growth plan for 2003.

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

     OUR BUSINESS IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. We expect to commit significant resources to our international sales and marketing activities in the future. We are subject to a number of risks associated with these activities. These risks generally include:

     a.   currency exchange rate fluctuations;
     b.   seasonal fluctuations in purchasing patterns;
     c.   unexpected changes in regulatory requirements;
     d.   tariffs, export controls and other trade barriers;
     e. longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
     f.   difficulties in managing and staffing international operations;
     g. potentially adverse foreign tax consequences, including withholding in connection with the repatriation of earnings;
     h.   the burdens of complying with a wide variety of foreign laws
     i.   political instability.

Our international sales are denominated primarily in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in foreign markets. For international sales and expenditures denominated in foreign currencies, we are subject to risks associated with currency fluctuations. We do not hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates on earnings.

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

ITEM 2. DESCRIPTION OF PROPERTY

     We currently lease a 11,250 square foot facility located in an industrial/commercial park in Scottsdale, Arizona. The lease on the facility is for a term through August 2004, and the annual rental is approximately $240,000. We anticipate acquiring additional facilities for expansion before the end of the current lease term.

ITEM 3. LEGAL PROCEEDINGS

     We are not involved in any litigation, nor are we aware of any potential or threatened litigation, or any asserted claims that may result in litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     Our common stock trades on the OTC Bulletin Board under the symbol "ETSW," though the trading volume is extremely low and sporadic. At December 31, 2002, there were 222 common stockholders of record (there was a greater number of beneficial owners). Following is the range of the high and low bid information for the years 2002 and 2001. This information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

             2002
             ----
             QUARTER                                   PRICE RANGE
             -------                                   -----------
             First                                      $1.45-1.05
             Second                                     $1.51-1.20
             Third                                       $1.30-.80
             Fourth                                      $1.14-.65

             2001
             ----
             QUARTER                                   PRICE RANGE
             -------                                   -----------
             First                                     $2.125-1.50
             Second                                      $1.85-.66
             Third                                       $1.70-.85
             Fourth                                     $1.52-1.05

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

ITEM 6. SELECTED FINANCIAL DATA

                                               Year ending December 31
                                      -----------------------------------------
                                          2002           2001           2000
                                      -----------    -----------    -----------
Net sales                             $ 1,376,445    $   602,390    $    64,280
Loss from continuing operations       $(1,599,898)   $(1,737,753)   $(1,538,214)
Loss per common share                 $      (.22)   $      (.24)   $      (.21)
Total assets                          $   445,015    $   464,697    $   180,857
Long-term obligations                 $   461,351    $   382,533    $    46,917

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

     Entrada was incorporated in Nevada in August 1999 as a wholly owned subsidiary of The Rotherwood Group, Inc. ("TRG"), a non-trading and inactive public company that acquired CIMsoft, Inc. on September 1, 1999. Concurrently, TRG was merged into Entrada solely to adopt the new Entrada name and to change the state of incorporation from Arizona to Nevada. CIMsoft was formed to develop and sell the KINNOSA product line in May 1998 and had minimal operations prior to its acquisition by TRG on September 1, 1999. On December 15, 1999, CIMsoft merged into Entrada. During 2000, Entrada's activities consisted entirely of marketing and research and development, though we had our first significant KINNOSA product sale to Motorola, Inc. in December 2000. In March 2001 we acquired the ECHANGE product line, and began active sales to and support of ECHANGE customers in May 2001. Our focus for 2001 was the assimilation of the ECHANGE product line and the stabilization of the North American ECHANGE customer base. In 2002 we extended our stabilization efforts to the European customer base, and began active sales of ECHANGE to new customers, and expansion of existing customer installations.

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

YEAR ENDED DECEMBER 31, 2002

     In 2002 we continued our strategy of stabilizing the acquired ECHANGE customer base, with particular emphasis on European customers and Solution Provider partners. Over 50% of our 2002 sales were made through our partner channel, and over 30 of our customers are headquartered outside the United States. During the year we also conducted a more active campaign to sell additional ECHANGE licenses to existing customers, and to close new customers. Our total customer base expanded to over 90 by the end of 2002. New license sales totaled almost $240,000 for the year. In addition, we closed maintenance and support agreements of over $1.3 million, a majority of which represented customers who renewed existing agreements with Entrada. A portion of the$1.3 million was in deferred revenue at December 31, 2002.

     During 2002 we continued to ready KINNOSA for commercial use. Major accomplishments included a significant upgrade of the portal technology, and adding the capability of accessing PRODUCT BIOGRAPHIES by simply scanning commercially available marks placed on objects. Using simple hand-held scanners, inexpensive digital cameras, or even the camera capability now included in cellular telephones, a product's complete life history can be accessed, and its pedigree and authenticity verified. We believe this capability will have widespread applicability in the authentication of automotive and aerospace components, and in specialty consumer goods and art works where authenticity is important, but difficult to verify.

     We closed almost $1.6 million in business for the year, $1,376,000 was recognized for financial statement purposes. The balance represents either revenue deferred over the term of support and maintenance contracts, or other revenue for which the earning process was not completed by year-end. Cost of sales of $108,410 includes both royalty payments to third party technology partners whose products are included in our products, and professional services performed for customers by third party providers.

     Operating expenses totaled $2.6 million, an increase of 20% over the prior year, reflecting our further emergence as an operating company, and the continued initiative to ready KINNOSA for market. Personnel costs, including salaries, commissions, benefits and contract employees, comprised 80% of operating expenses. As expected as we increased our sales and customer support activities during the year, customer support, sales and engineering expenses all increased over the prior year.

     Interest expense of $114,402 for the year related to convertible notes issued for financing purposes in prior years, and borrowings under a secured line of credit.

YEAR ENDED DECEMBER 31, 2001

     During the year 2001 we completely evolved from a development company to a true operating company. Once we acquired the ECHANGE product line and customer base in March, we immediately began building the sales and support organizations to exploit this opportunity. On May 1 we began active support of ECHANGE customers, and initiated sales of ECHANGE solutions to current and new customers. Through December 31, we closed business transactions with over 50 customers, generating over $1.1 million in business. Most of this business was from support and maintenance contracts, the revenue for which is recognized over the term of the contract, generally one year. The original worldwide ECHANGE customer base was nearly 200, and, while some of these customers have abandoned ECHANGE for other products, we believe there are still a number of businesses with whom we have the opportunity to complete a support contract and/or to sell new licenses in future years.

     A key component of our sales strategy is the use of Solution Provider partners to sell and provide services for our solutions. By the end of 2001 we had completed agreements with17 such partners, many of which have already generated license and support sales for us.

     While we closed over $1.1 million in business for the year, $602,390 of which was recognized for financial statement purposes. The balance represents either revenue deferred over the term of support and maintenance contracts, or other revenue for which the earning process was not completed by year-end. Cost of sales of $116,553 represents both royalty payments to third party technology partners whose products are included in our products, and professional services performed for customers by third party providers.

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

     Interest expense of $39,359 for the year related to convertible notes issued for financing purposes during the year.

LIQUIDITY AND CAPITAL RESERVES

     Since beginning operations in 1999, we have maintained minimal cash reserves and generated no significant working capital from operations until the second half of 2001. Prior to that time, essentially all working capital came from outside investors and lenders. During 2002 we raised $159,000 from the sale of Series B preferred stock, and raised a net amount of $58,000 from the issuance of convertible notes payable. With the expansion of our ECHANGE business in 2002, we increased the amount of working capital generated from operations. While we were able to fund a significant portion of our current operations from sales activities, we did not generate sufficient capital to fund all our operations, retire accumulated debts or expand our business. At the end of 2002 we maintained minimal capital reserves and remained dependent on sales activities and outside investment to continue funding operations in 2003.

PLAN OF OPERATIONS FOR FISCAL YEAR 2003

     We expect to continue to generate working capital as our operations expand in 2003, however, we do not believe that operations will generate sufficient working capital to meet our current expenditures, expand our sales to meet our business plan, or to retire prior accumulated debts. In order to meet our 2003 operating plan, we intend to hire up to 40 additional employees by December 31, and significantly expand our sales and marketing program. Therefore, we believe we will need up to $2 million in additional funds to fully execute our business plan in 2003.

     If we are able to raise the additional funds, we believe that we will have sufficient working capital to execute our business plan and to reach a level of operations that will generate positive earnings and cash flow by the end of 2003. However, meeting these objectives is contingent upon not only obtaining adequate capital at a reasonable price, but also successfully executing our business plan.

ITEM 7. FINANCIAL STATEMENTS

                                      INDEX

     Report of Independent Public Accountants............................14

     Balance sheets at December 31, 2002 and 2001........................15

     Statements of Operations for the years ended
       December 31, 2002 and 2001........................................16

     Statements of Cash Flows for the years ended
       December 31, 2002 and 2001........................................17

     Statements of Stockholders' Equity for years ended
       December 31, 2002 and 2001........................................18

     Notes to the Financial Statements...................................19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of Entrada Software, Inc.

We have audited the accompanying balance sheets of Entrada Software, Inc. (the "Company") as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entrada Software, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had continuing operating losses and had a net loss of $1,599,898 for the year ended December 31, 2002. The Company also has limited working capital reserves. There is a working capital deficiency of $2,414,429 at December 31, 2002. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EPSTEIN, WEBER & CONOVER, PLC

Scottsdale, Arizona
March 3, 2003

                             ENTRADA SOFTWARE, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                                  2002           2001
                                                                               -----------    -----------
                                     ASSETS
Current assets
  Cash and cash equivalents                                                    $    12,899    $    21,884
  Accounts receivable                                                              278,832        270,514
  Prepaid expenses and deposits                                                     40,178         21,339
                                                                               -----------    -----------
      Total current assets                                                         331,909        313,737
                                                                               -----------    -----------

Furniture, fixtures and equipment                                                  168,346        162,165
Less accumulated depreciation                                                      (86,856)       (54,746)
                                                                               -----------    -----------
      Net furniture, fixtures and equipment                                         81,490        107,419
                                                                               -----------    -----------

Deposits                                                                            11,450         20,279
Intellectual property, net of accumulated amortization                              20,166         23,262
                                                                               -----------    -----------
      Total assets                                                             $   445,015    $   464,697
                                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable and accrued expenses                                        $ 1,532,925    $   697,689
  Deferred revenue                                                                 670,367        489,700
  Notes payable                                                                    543,046        260,000
                                                                               -----------    -----------
      Total current liabilities                                                  2,746,338      1,447,389

Notes payable                                                                      334,626        295,626
Other liabilities                                                                  126,725         86,907
                                                                               -----------    -----------
      Total liabilities                                                          3,207,689      1,829,922
                                                                               -----------    -----------

Stockholders' deficit
  Serial preferred stock, $.001 par value; authorized 5,000,000 shares:
    Series A convertible preferred stock, $.001 par value; $1.00 liquidation preference, 250,000 shares authorized, issued and outstanding in 2002 and 2001 250 250
    Series B convertible preferred stock, $.001 par value; $1.00 liquidation preference, 1,700,000 shares authorized, 847,479 shares issued and outstanding in 2002, 620,029 in 2001 848 620
  Common stock; $.001 par value, authorized 70,000,000 shares,
    7,381,676 shares issued and outstanding in 2002 and 2001                         7,381          7,381
  Paid in capital                                                                2,470,219      2,242,997
  Accrued dividends                                                                (78,738)       (53,737)
  Accumulated deficit                                                           (5,162,634)    (3,562,736)
                                                                               -----------    -----------
      Total stockholders' deficit                                               (2,762,674)    (1,365,225)
                                                                               -----------    -----------
      Total liabilities and stockholders' deficit                              $   445,015    $   464,697
                                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                          2002           2001
                                                       -----------    -----------
Revenue
  License sales                                        $   238,810    $   223,244
  Support services                                       1,096,261        325,365
  Other revenue                                             41,374         53,781
                                                       -----------    -----------
    Total revenue                                        1,376,445        602,390
Cost of sales                                              108,410        116,553
                                                       -----------    -----------
    Gross profit                                         1,268,035        485,837

Operating expenses
  General and administration                             1,022,392        709,433
  Engineering and  product development                     907,923        695,679
  Sales and marketing                                      590,469        524,342
  Customer support                                         240,465        254,777
                                                       -----------    -----------
    Total operating expenses                             2,761,249      2,184,231
                                                       -----------    -----------
    Loss from operations                                (1,493,214)    (1,698,394)

Other income (expense)
  Interest expense                                        (114,402)       (39,359)
  Interest income                                            7,718
                                                       -----------    -----------
    Total other                                           (106,684)       (39,359)
                                                       -----------    -----------

    Net loss                                           $(1,599,898)   $(1,737,753)
                                                       ===========    ===========

Loss per common share
  Basic                                                $      (.22)   $      (.24)
                                                       ===========    ===========
  Diluted                                              $      (.22)   $      (.24)
                                                       ===========    ===========

Weighted average number of common shares outstanding
  Basic                                                  7,381,626      7,381,626
                                                       ===========    ===========
  Diluted                                                7,381,626      7,381,626
                                                       ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.

                             STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                             2002           2001
                                                                          -----------    -----------
Cash flow from operating activities:
  Net loss                                                                $(1,599,898)   $(1,737,753)
  Reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                              36,606         35,099
    Stock issued for services                                                  13,450         42,801
    Changes in assets and liabilities:
      Accounts receivable, prepaid expenses and deposits                      (18,328)      (285,477)
      Deferred revenue                                                        180,667        452,200
      Payables, accruals and other liabilities                              1,168,906        552,556
                                                                          -----------    -----------
        Net cash used in operating activities                                (218,597)      (940,574)
                                                                          -----------    -----------
Cash flows from financing activities:
  Proceeds from notes payable                                                  92,306
  Sale of Series B preferred stock                                            159,000        375,936
  Payments on notes payable                                                   (34,113)       615,000
                                                                          -----------    -----------
        Net cash provided by financing activities                             217,193        990,936
                                                                          -----------    -----------
Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment                                (7,581)       (21,132)
  Purchase of intangible assets                                                              (11,570)
                                                                          -----------    -----------
        Net cash used in investing activities                                  (7,581)       (32,702)
                                                                          -----------    -----------
Net increase (decrease) in cash                                                (8,985)        17,660
Cash, beginning of year                                                        21,884          4,224
                                                                          -----------    -----------
Cash, end of year                                                         $    12,899    $    21,884
                                                                          ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                  $    54,900    $     4,813
                                                                          ===========    ===========
Supplemental disclosure of non-cash investing and financing activities:
  Preferred stock issued upon conversion of debt and
    related accrued interest                                              $    55,000    $   196,129
                                                                          ===========    ===========

  Accrued compensation converted to notes payable                         $   174,000    $    45,522
                                                                          ===========    ===========

  Preferred stock issued for services performed                           $    13,450    $    42,801
                                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             ENTRADA SOFTWARE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                 COMMON STOCK            SERIES A PREFERRED STOCK      SERIES B PREFERRED STOCK
                          --------------------------    --------------------------    --------------------------
                             SHARES         AMOUNT         SHARES         AMOUNT         SHARES         AMOUNT
                          -----------    -----------    -----------    -----------    -----------    -----------
December 31, 2000           7,381,676    $     7,381        250,000    $       250
  Issue preferred stock                                                                   620,029            620
  Accrued dividends
  Net loss
                          -----------    -----------    -----------    -----------    -----------    -----------
December 31, 2001           7,381,676    $     7,381        250,000    $       250        620,029    $       620
  Issue preferred stock                                                                   227,450            228
  Accrued dividends
  Net loss
                          -----------    -----------    -----------    -----------    -----------    -----------
December 31, 2002           7,381,676    $     7,381        250,000    $       250        847,479    $       848
                          ===========    ===========    ===========    ===========    ===========    ===========

                                                                      STOCKHOLDERS'
                            PAID IN        ACCRUED      ACCUMULATED      EQUITY
                            CAPITAL       DIVIDENDS       DEFICIT       (DEFICIT)
                          -----------    -----------    -----------    -----------
December 31, 2000         $ 1,628,838    $   (28,738)   $(1,824,983)   $  (217,252)
  Issue preferred stock       614,159                                      614,779
  Accrued dividends                          (24,999)                      (24,999)
  Net loss                                               (1,737,753)    (1,737,753)
                          -----------    -----------    -----------    -----------
December 31, 2001         $ 2,242,997    $   (53,737)   $(3,562,736)   $(1,365,225)
  Issue preferred stock       227,222                                      227,450
  Accrued dividends                          (25,001)                      (25,001)
  Net loss                                               (1,599,898)    (1,599,898)
                          -----------    -----------    -----------    -----------
December 31, 2002         $ 2,470,219    $   (78,738)   $(5,162,634)   $(2,762,674)
                          ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements

                             ENTRADA SOFTWARE, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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

MANAGEMENT PLANS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company commenced revenue operations in May 2001 with support and sales of its acquired eChange product line, and expanded eChange operations in 2002. At the same time the Company finalized initial development of its Kinnosa product, and began preparing to take Kinnosa to market. The Company neither expected nor planned to become profitable with only eChange operations. While such operations were profitable as a separate line of business, they did not generate sufficient profits to cover all corporate operating and development costs. Consequently the Company had losses of $1,599,898 and $1,737,753 for the years ended December 31, 2002 and 2001, respectively, and has limited working capital reserves. The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

     Cash reserves at December 31, 2002 were essentially depleted. Although the Company is generating cash flow from sales activities, such cash flow is sufficient only to cover a portion of current operating expenses, and does not permit the Company to retire prior debts or expand its operations. The Company believes that it needs additional cash, either from outside financing or expanded sales activities, in order to retire debts accumulated over the last two years and significantly expand the Company's operations.

     If the Company is unable to produce sales as planned and/or raise additional investment capital to fully implement its business plan, it may jeopardize the ability of the Company to continue as a going concern.

(2) SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and liquid investments with a maturity of three months or less.

INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, which requires the use of an asset and liability approach. The effect of recognizing the tax effect of the Company's accumulated loss resulted in a deferred income tax asset of approximately $2,045,000, which was fully offset by an equal valuation allowance. Such allowance increased by $638,000 for the year ended December 31, 2002. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carry-forwards.

     The Company generated a current income tax benefit of $522,000 during the year ended December 31, 2002, which was fully offset by an equal deferred tax provision.

     The difference between the tax benefit calculated by applying the statutory federal and state tax rate of 40% to the Company's loss for the year and the absence of a recorded benefit is due to the application of the valuation allowance.

     The Company had a cumulative net operating loss for federal and state tax purposes of approximately $4,285,000 at December 31, 2002. The federal net operating loss carry-forwards expire in 2019 through 2023 and state loss carry-forwards expire in 2004 through 2008.

     The deferred income tax asset at December 31, 2002, includes $1,714,000 related to the net operating loss carry-forward; $178,000 related to book/tax differences in recording revenue; and $152,000 relating to book/tax differences in recording employee compensation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT

     Research and development costs, which were approximately $834,000 and $700,000 for the years ended December 31, 2002 and 2001, respectively, are charged to operations as incurred.

ADVERTISING COSTS

     The Company has incurred no advertising expense to date. Advertising costs will be charged to operations when incurred.

FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consists primarily of computer equipment and office furniture, is recorded at cost and is depreciated using the straight line method over estimated useful lives of generally five years. Management has evaluated the carrying value of all long-lived assets in accordance with SFAS No, 121, and believes that no adjustment of carrying values is necessary. Depreciation expense for the years ended December 31, 2002 and 2001 was $33,510 and $32,830, respectively.

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

     Revenues from professional services consist of implementation and training services. Training revenues are recognized as the services are performed. Since implementation services are typically performed under fixed-price contracts, revenues are recognized upon customer acceptance. Any provision for estimated losses on fixed-price professional service contracts, would be recognized in the period in which the loss becomes known.

     Maintenance and support contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support. Maintenance and support revenues are recognized ratably over the term of the associated contract, which is generally twelve months.

     Cost of sales includes royalties due to third parties for integrated technologies, the cost of manuals and product documentation and the costs of third parties contracted to provide implementation services for customers.

LOSS PER SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2002 and 2001 because the effect of their inclusion would be anti-dilutive. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year.

                                                        2002           2001
                                                     -----------    -----------
Net loss                                             $(1,599,898)   $(1,737,753)
Preferred stock dividends                                (25,001)       (24,999)
                                                     -----------    -----------
Loss available to common shareholders                $(1,624,899)   $(1,762,752)
                                                     ===========    ===========

Number of shares outstanding                           7,381,676      7,381,676
                                                     ===========    ===========

Basic loss per share                                 $     (0.22)   $     (0.24)
Effect of dilutive securities                                 --             --
                                                     -----------    -----------
Diluted loss per share                               $     (0.22)   $     (0.24)
                                                     ===========    ===========

     The Company had convertible preferred stock, options and warrants outstanding that were potential common stock at December 31, 2002 and 2001. However, these securities and the preferred stock dividends and note interest were not considered in the calculation for diluted earnings per share because the effect would be anti-dilutive.

     At December 31, 2002, there were 250,000 shares of Series A preferred stock convertible into 264,550 shares of common stock; 847,479 shares of Series B preferred stock outstanding convertible into 847,479 shares of common stock; 967,162 warrants convertible into 967,162 shares of common stock, and 2,413,006 options outstanding. In addition, there are notes payable and associated accrued interest convertible to 773,516 shares of Series B convertible preferred stock at December 31, 2002. Preferred stock dividends of $25,000 and interest on convertible notes of $35,743 could be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31, 2002.

     At December 31, 2001, there was outstanding preferred stock convertible into 885,026 shares of common stock, and warrants and options exercisable for 1,945,838 shares of common stock. In addition, there were notes payable and associated accrued interest convertible to 589,031 shares of Series B convertible preferred stock at December 31, 2001. Preferred stock dividends of $24,999 and interest on convertible notes of $33,405 could be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31, 2001.

(3) NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

     At December 31, 2002 the Company had $429,626 in unsecured notes, due to officers and employees, that have 7-9% interest rates, are due January 1, 2003 through January 1, 2004 and are convertible, including accrued interest, into 475,594 shares of Series B preferred stock. The Company also has a $40,000 unsecured note, due to a stockholder, that has a 9% interest rate, is due January 1, 2004 and is convertible, including accrued interest, into 47,683 shares of Series B preferred stock.

     At December 31, 2002 the Company had $356,325 in unsecured notes, due to unrelated parties, that have 9-10% interest rates, $72,153 of which was due December 31, 2002, and $284,172 of which is due before December 31, 2003. These notes, including accrued interest, are convertible into 297,922 shares of Series B preferred stock.

     Also included in notes payable is $92,300 borrowed under a line of credit arrangement secured by accounts receivable. The note bears varying interest rates of from 15-30% and is repaid as the corresponding receivables are collected.

     Subsequent to December 31, 2002, notes to related parties with an aggregate principal balance due of $202,887 matured without payment by the Company. The Company is attempting to extend and renegotiate the notes with the creditors.

(4) STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company's Board of Directors divides preferred shares into series and fixes dividend rates, designations, preferences and privileges.

SERIES A PREFERRED STOCK

     Series A stock has a $1.00 per share liquidation preference and a 10% cumulative dividend. Each share of Series A stock is convertible into 1.06 shares of common stock. The Company may redeem the shares of Series A Preferred at $1.00 per share plus any unpaid dividends. Under certain circumstances the Company may not establish a series of preferred stock superior to the Series A preferred, without the consent of the Series A stockholders. The holders of the Series A preferred have preference, over common stockholders, in payment of dividends and in liquidation distributions. In the event of any liquidation of the Company, the holders of the Series A preferred will receive any cumulative but unpaid dividends, in addition to a $1.00 per share liquidation preference, before the common stockholders receive any assets.

     The holders of the Series A preferred are entitled to votes equal to the number of shares of common stock into which these shares are convertible. Holders of shares of Series A preferred will generally vote with the holders of common stock, as a class, on all matters except for matters where vote as a class is specified. The accrued, but undeclared, dividend on the Series A preferred stock was $78,739, or $.32 per share, at December 31, 2002.

SERIES B PREFERRED STOCK

     In 2001, the Company designated 1,700,000 shares as Series B convertible preferred stock. Series B stock has a liquidation preference equal to the amount paid to the Company by the purchaser. Each share of Series B preferred is convertible at any time by the holder into one share of common stock. Under certain circumstances the Company may not establish a series of preferred stock superior to the Series B preferred, without the consent of the Series B stockholders. The holders of the Series B preferred have preference, over all other stockholders, in liquidation distributions. In the event of any liquidation of the Company, the holders of the Series B preferred will receive a liquidation preference before the common and Series A stockholders receive any assets.

     The holders of the Series B preferred are entitled to votes equal to the number of shares of common stock into which these shares are convertible. Holders of shares of Series B preferred will generally vote with the holders of common stock as a class on all matters except for matters where vote as a class is specified.

     During the years ended December 31, 2002 and 2001, the Company issued 227,450 and 620,029 shares, respectively, of Series B convertible preferred stock for cash, as consideration for services and in conversion of debt and related accrued interest. All of these transactions were at $1 per share.

STOCK OPTION PLAN

     The Company's1999 Equity Incentive Plan reserves 5,000,000 shares of common stock for option and stock grants, and expires September 30, 2009. Options are granted and become exercisable based on the discretion of the Board of Directors and must be exercised within ten years of the date of grant. As of December 31, 2002, the Company had granted 2,413,006 options with generally a four-year vesting period. At December 31, 2002, 1,044,906 options were exercisable, and none had been exercised.

     A summary of stock option activity for the years ended December 31, 2002 and 2001 is as follows:

                                                                      Weighted Average
                                                           2002        Exercise price        2001
                                                        -----------   ----------------   -----------
Options outstanding, beginning of year                    1,207,986         $1.31            456,000
  Granted                                                 1,314,100         $ .82            781,626
  Exercised                                                      --                               --
  Terminated/expired                                       (109,080)        $ .90            (29,640)
                                                        -----------                      -----------
Options outstanding, end of year                          2,413,006         $1.04          1,207,986
                                                        ===========                      ===========

Options exercisable, end of year                          1,044,906         $1.20            457,156
                                                        ===========                      ===========

Options available for grant, end of year                  2,586,994                          892,014
                                                        ===========                      ===========

Weighted average remaining contractual lives              9.3 years                        9.1 years
                                                        ===========                      ===========

Weighted average fair value of options granted          $       .82                      $       .67
                                                        ===========                      ===========

     Options outstanding at December 31, 2002 are as follows:

                            NUMBER OF    EXERCISE
                             OPTIONS      PRICE
                            ---------    --------
                              109,000     $ .50
                               30,000     $ .65
                            1,033,000     $ .75
                              642,740     $ .90
                              209,726     $1.00
                              100,000     $1.40
                              288,540     $2.50

     The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and continues to account for stock based compensation using the intrinsic value method prescribed by APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company has determined that the best measure of value of the Company's common stock, for purposes of determining intrinsic value of the granted options, is the $1 value of the Series B preferred stock. That determination was based on fact that the Company issued significantly more Series B preferred stock than what was traded during the year in its common stock. Each share of Series B preferred stock is convertible into a share of common stock. Accordingly, there is no material compensation cost for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased by $779,000 and $.10 respectively, for 2002, and by $179,000 and $.02, respectively for 2001.

     Under the provisions of SFAS No. 123, there are 1,044,906 fully vested options for the year ended December 31, 2002, and 457,156 fully vested options for the year ended December 31, 2001, used to determine net earnings and earnings per share under a pro forma basis. The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions for year ended December 31, 2002:

                Dividend yield                   None
                Volatility                       0.85 to 0.93
                Risk free interest rate          4.851%
                Expected asset life              10 years

     The value of the stock used in the calculation was $.90 per share, calculated as a discount of the price of the Series B preferred stock transactions occurring in the year ended December 31, 2002. The fair value of options granted in the year ended December 31, 2002, was determined by using the Black-Scholes option pricing model.

COMMON STOCK WARRANTS

     In connection with financing activities in 2002 and 2001, the Company granted 237,450 and 728,212 warrants, respectively, to purchase common stock at $.50 to $1.25 per share for periods of from two to six years. The warrants were granted either in connection with the purchase of Series B preferred stock, in connection with a loan to the Company or to third party intermediaries

(5) COMMITMENTS

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

LEASES

     The Company leases its corporate offices for minimum annual rent of approximately $170,000 through August 2004. The Company also leases computer and other office equipment under operating leases through 2003. Future minimum lease payments are as follows:

     Year ending December 31:
               2003                                  $244,000
               2004                                   178,000
                                                     --------
                 Total                               $422,000
                                                     ========

     Total rent expense for the years ended December 31, 2002 and 2001 was $194,000 and $170,000, respectively.

(6) CONCENTRATIONS

     In 2002 the Company's revenue was derived from over 80 customers, no one of which constituted more than 10% of the total. Accounts receivable at December 31, 2002 consisted of accounts with 19 customers, with no one customer comprising more than 20% of the total.

Although the Company's cash balances may at times exceed federally insured deposit limits, at December 31, 2002, these limits were not exceeded.

(7) GEOGRAPHIC INFORMATION

     In 2002, the Company derived net revenue of $1,376,445 on gross sales of $1,591,446. The Company had gross sales to customers in North America of $1,061,756, and sales to foreign countries of $529,690, approximately 50% of which were to customers in the United Kingdom.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of Entrada were:

NAME                     AGE          POSITION
----                     ---          --------
Stephen D. Haber         60           Director, President
                                        and Chief Executive Officer

Bruce D. Williams        48           Director

Terry L. Simpson         51           Director

Terry J. Gustafson       57           Chief Financial Officer, Secretary and
                                        Treasurer

John A. Lewis            32           VP, Chief Product Officer

Debra Henry              40           VP, Marketing and Communications

     STEPHEN D. HABER, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Effective March 1, 2003 Mr. Haber joined Entrada as President and Chief Executive Officer, and was elected to the Board of Directors. During the last thirty years Mr. Haber has both consulted and assumed responsibility as a senior or top executive for a large number of companies in these categories. Since forming Haber Associates in 1982, Mr. Haber has spent significant time consulting to senior management of high tech companies in transition including large multinational enterprises. In addition, he has held board level positions with several companies, using his many years of experience to influence and direct their success. Mr. Haber is experienced in general management, strategic planning, product launch, marketing plans, sales strategies, operating controls, manufacturing and operations, budgeting, internal reporting, SEC reporting and cash management. He has experience with international operations. He has worked closely with the legal community and in contract negotiation and administration and has executed several acquisitions, business sales and reorganizations as well as traditional bank and VC financing.

     Prior to his corporate operating experience, Mr. Haber spent over seven years in public accounting including four years with Arthur Young during the period when they were establishing a dominant position with high-tech startups in Silicon Valley (1968-1972). He is a graduate of the University of California, Berkeley, where he studied business administration.

     BRUCE D. WILLIAMS, DIRECTOR. Mr. Williams was a founder of CIMsoft, Inc., and served as President and Chief Executive Officer of Entrada from September 1999 to March 2003. From 1994 to 1999, Mr. Williams was a Strategic Business Development Manager for Sybase, Inc., responsible for developing the handheld and embedded strategic business relationships between Sybase and major partners, including Motorola, Intermec, Symbol, 3Com, Sun, SAIC, and others. He also developed the strategic business relationship between Sybase and Motorola, Inc. Earlier he developed a new southwestern professional services district based in Phoenix, Arizona, and performed staff, sales, and delivery management of consulting services. This involved managing a professional services district with a staff of 40 consultants, practice managers, and district administrators.

     Effective March 1, 2003 Mr. Williams resigned as Chairman, President and Chief Executive Officer, but remained as a director.

     TERRY L. SIMPSON, DIRECTOR. Mr. Simpson was a founder of CIMsoft, Inc., and the inventor of the KINNOSA product suite, and has served as a Directors and Technical Strategist of Entrada since September 1999. From 1996 through 1999 Mr. Simpson was employed by Sybase, Inc. to manage the implementation of KINNOSA product at Motorola. He was responsible for successfully planning resources and delivering major consulting projects on schedule, to successfully put KINNOSA into a production environment. From 1991 to 1996 Mr. Simpson was a consultant and completed the KINNOSA product development.

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

     JOHN A. LEWIS, VP, CHIEF PRODUCT OFFICER. After working in several rigorous software development environments, Mr. Lewis joined Andersen Consulting in 1993 in order to provide technology-driven business solutions directly to customers. With Andersen, he was an integral part of designing and implementing mission-critical systems for customers including Intel and AT&T. In 1995, Mr. Lewis joined Sybase, Inc. to start a new Professional Services practice for the company. He and his team delivered strategic technologies to customers including American Express and Motorola. In 1998, Mr. Lewis and several associates formed Arcanum International Corporation as a Systems Integration firm that provided enterprise-class systems architecture and design services to customers including Motorola and Cisco.

     Mr. Lewis' education includes a Bachelor of Arts Degree from Pepperdine University where he graduated Magna Cum Laude, and extensive graduate studies in Computer Science at Arizona State University.

     DEBRA HENRY, VICE PRESIDENT, MARKETING AND COMMUNICATIONS. Debra Henry has over 18 years of marketing, brand and product management experience and success with high technology companies. As Entrada Software's Vice President of Marketing and Communications, Ms. Henry is responsible for overall corporate strategic marketing direction, including branding, product vision and strategy and corporate communications.

     Prior to joining Entrada Software, Debra directed the corporate marketing and communications efforts for several privately held software development and services companies. Previously, she was director of marketing for Avnet Inc.'s Hall-Mark Division in Phoenix, Arizona, where she was responsible for the initial conception and successful execution of the company's IBM channel marketing program. In this role, Debra spearheaded value-added programs that were considered "industry firsts" for the channel, and were then adopted globally. Ms. Henry has also held product marketing and brand management positions with several large technology distributors and solution providers in the Southwest. She began her career at Texas Instruments in Dallas, Texas, in product marketing and quickly expanded her role to a marketing communications management role that included responsibility for market introduction for new products. Debra is a graduate of the University of Notre Dame where she achieved a Bachelor of Science degree in chemical engineering.

ITEM 10. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation earned by Entrada's Chief Executive Officer for services to Entrada during the year ended December 31, 2002. No officer of Entrada received salary or bonus in excess of $100,000 during this period.

                           SUMMARY COMPENSATION TABLE

                                                             LONG TERM
                                                            COMP AWARDS
                                                        ------------------
                                                            SECURITIES
     NAME/POSITION               YEAR       SALARY      UNDERLYING OPTIONS
     -------------               ----       ------      ------------------
     Bruce D. Williams, CEO      2002      $55,000           165,193

                OPTIONS GRANTED AND EXERCISED IN LAST FISCAL YEAR

     The following table sets forth information with respect to stock options granted to the Chief Executive Officer during 2002, including the potential realizable value over the 10 year term of the options based on assumed rates of stock appreciation of 5% and 10%, compounded annually, over the per share exercise price of the option, which was the per share market price at the time of the grant. These assumed rates of appreciation comply with the rules of the SEC and do not represent Entrada's estimate of future stock price.

                                                                                         REALIZABLE VALUE AT
                                          PERCENTAGE OF                                ASSUMED ANNUAL RATES OF
                           NUMBER OF      TOTAL OPTIONS                                STOCK PRICE APPRECIATION
                          SECURITIES       GRANTED TO                                      FOR OPTION TERM
                          UNDERLYING      EMPLOYEES IN      EXERCISE    EXPIRATION     ------------------------
NAME/POSITION              OPTIONS         FISCAL YEAR       PRICE         DATE            5%            10%
-------------              -------         -----------       -----         ----        ----------    ----------
Bruce D. Williams, CEO     125,000             9%            $.75        8/31/12       $138,000      $276,000

         AGGREGATED OPTIONS EXERCISED IN 2002 AND YEAR-END OPTION VALUES

     The following table sets forth for the Chief Executive Officer the shares acquired and the value realized on each exercise of stock options during the year ended December 31, 2002 and the number and value of securities underlying unexercised options held by such officer at December 31, 2002.

                                                        NUMBER OF SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                                                            UNEXERCISED OPTIONS AT             "IN THE MONEY" OPTIONS AT
                            SHARES                            DECEMBER 31, 2001                    DECEMBER 31, 2002(2)
                         ACQUIRED ON       VALUE        -------------------------------     -------------------------------
NAME                       EXERCISE      RECEIVED(1)    EXERCISABLE       UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
----                       --------      -----------    -----------       -------------     -----------       -------------
Bruce D. Williams, CEO        --         $       --        99,093             66,100          $31,000            $24,000

----------
(1) Based on the fair market value of the Company's Common Stock on the exercise date, minus the exercise price, multiplied by the number of shares exercised.

(2) Based on the fair market value of the Company's Common Stock as of December 31, 2002, minus the exercise price, multiplied by the number of shares underlying the options.

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

STOCK OPTION PLAN

     The Company's 1999 Equity Incentive Plan reserves 5,000,000 shares of common stock for option and stock grants, and expires September 30, 2009. As of December 31, 2002, the Company had granted 2,413,006 options with generally a four-year vesting period and exercise prices of $.50 to $2.50. At December 31, 2002, 1,044,906 options were exercisable and none had been exercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2002, the ownership of each person known by us to be the beneficial owner of five percent or more of Entrada's common stock, each officer and director individually, and all officers and directors as a group. Entrada has been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

                                                   SHARE AMOUNTS AND           PERCENT
     NAME AND ADDRESS OF BENEFICIAL OWNER         NATURE OF OWNERSHIP        OF CLASS (1)
     ------------------------------------         -------------------        ------------
     Terry L. Simpson                                  3,165,259                42.88%
     18775 N. 95th Way
     Scottsdale, Arizona  85255

     Bruce D. Williams                                   979,592                13.27%
     27990 N. 77th Street
     Scottsdale, Arizona  85255

     Terry J. Gustafson                                  734,694                 9.95%
     7363 E. Onyx Court
     Scottsdale, Arizona  85258

     All Directors and Officers                        4,879,545                66.10%
       as a Group (3 persons)

     Aztore Holdings                                   1,015,268                13.75%
     14647 S. 50th St., Suite 130
     Phoenix, Arizona  85044

----------
(1)  Based on 7,381,676 shares of common stock outstanding at December 31, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

2.1(1) Stock Exchange Agreement by and between TRG and CIMsoft, dated as of August 4, 1999

3.1(1)         Articles of Incorporation of Entrada

3.2(2) Certificate of Designation/Resolution of Designation - Series A 10% Cumulative Convertible Preferred Stock

3.2(2) Certificate of Designation/Resolution of Designation - Series B Convertible Preferred Stock

3.2(a)(3)      Amended Certificate of Designation/Resolution of Designation -
               Series B Convertible Preferred Stock

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

10.4(1) Employment Agreement by and between Entrada and Terry Gustafson, dated as of September 1, 1998

10.5(1) Employment Agreement by and between Entrada and Terry Simpson, dated as of August 1, 1998

----------
(1) Incorporated by reference from Entrada's Form 10-SB filed with the Securities and Exchange Commission on December 10, 1999.

(2) Incorporated by reference from Entrada's Form 10K-SB filed with the Securities and Exchange Commission on March 23, 2001.

(3) Incorporated by reference from Entrada's Form 10K-SB filed with the Securities and Exchange Commission on March 20, 2002.

REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRADA SOFTWARE, INC.
(Registrant)

By /s/ Stephen D. Haber
   ----------------------------------
   Stephen D. Haber,
   Director, President and
   Chief Executive Officer

Date: March 24, 2003


By /s/ Terry J. Gustafson
   ----------------------------------
   Terry J. Gustafson,
   Chief Financial Officer

Date: March 24, 2003


By /s/ Bruce D. Williams
   ----------------------------------
   Bruce D. Williams,
   Director

Date: March 24, 2003


By /s/ Terry L. Simpson
   ----------------------------------
   Terry L. Simpson,
   Director

Date: March 24, 2003